Form 10KSB
FUEL CORP OF AMERICA
filed 2002-06-19
CIK 216593

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended  - December 31, 2001

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from:


                       Commission file number: 0-9283


                         FUEL CORPORATION OF AMERICA
               (Name of Small Business Issuer in its charter)



              Nevada                                    88-0299716
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)



                  7341 West Charleston Boulevard, Suite 130
                           Las Vegas, Nevada 89117
                  (Address of principal executive offices)

                   Issuer's telephone number: 702-858-3678

         Securities registered under Section 12(b) of the Act: None

            Securities registered under Section 12(g) of the Act:

                   Common Stock, $0.01 par value per share
                              (Title of class)

Check   whether  the issuer (1) filed all reports required  to  be  filed  by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [   ]   NO [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year.

                                    $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

                                     -0-

Check   whether   the  issuer has filed all documents  and  reports  required
to  be  filed  by Section 12, 13 or 15(d) of the  Exchange  Act   after   the
distribution of securities under a plan confirmed by a court.

                    YES [   ]   NO [   ] Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      3,967,229 as of December 31, 2001

Transitional Small Business Disclosure Format (Check one):

                            YES [   ]   NO [   ]


















                                   PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Minnesota on December 18, 1957. Its name was changed from Minnesota Tree Farms, Inc. to Minnesota Associated Properties, Inc. on November 13, 1971. On July 6, 1982, the name was changed to Fuel Corporation of America. Shortly after incorporation, the Company began selling undivided fractional fee interests in its land. The Company raised approximately $1,150,000.00 in this manner.

Management contracts were entered into for the general management of the business of the Company, the planting, growing, harvesting, replanting and marketing of Christmas trees. This business was begun after the sales of interests in the land were commenced. The Company had trees planted on approximately 2400 acres of land.

On August 7, 1961, the Company did a Regulation A underwriting in Minnesota and offered 20,000 common shares at $10.00 per share, the proceeds of which went to buying, planting, sowing, harvesting, replanting and marketing of Scotch Pine trees. This management function was performed on properties sold to investors by the Company subject to the management contract entered into between the Company and Investor.

In the spring of each year, the Company planted unused acreage of land under its management with approximately 1,742 two-year-old Scotch pine seedlings. All seedlings were purchased from Mussor Forrests, Indiana, Pennsylvania.

After several years, the Company incurred many problems ranging from gophers to people dying and not paying their proportionate share of taxes and management fees. In 1968, the Company's management walked away from their responsibilities and turned over the presidency to Henry Nobel of Park Rapids, Minnesota. During his tenure as President and some time in 1969, most of records of the Company were destroyed in a fire at Osage, Minnesota in an old farmhouse where he kept the Company's records and the exact status of the Company since that time were uncertain and, as such, certified public accountants could not render opinions as to the financial condition of the Company.

On June 5, 1970, Mr. Frank Hall purchased the majority of the shares of the Company and was elected President. Hoping to salvage the investment of the undivided interest holders, stockholders and the Company, Mr. Hall and the Postal Inspector in St. Paul, Minnesota, in hopes of finding any recovered documents of the Company, came across but few non-important tract of land documents. Mr. Hall then accessed what salvaging could be done for the Company.

Hall visited the University of Illinois to meet with Dr. Wing Poo Chao, head of the Forestry Department and a forerunner in waste wood to fiberboard for commercial and industrial use, but the Scotch Pine variety that were sampled had to much fibrous moisture content and therefore would not be practical for this enterprise.

Realizing that the Company, its shareholders and undivided interest holders would loose their entire investment, Mr. Hall went to Corporate Securities Division of Minnesota and met with Sam Johnson, Corporate Securities Analyst. Mr. Hall suggested that the undivided interest holders convert their interests for stock in the Company, sell whatever was salvageable, and look for the new enterprise for investment. Mr. Hall received permission from the Securities Division on the premise that the majority of undivided interest holders accept the plan. Realizing that they would loose everything, Mr. Hall received the majority to exchange the shares under exempt registration of Minnesota, Wisconsin, North Dakota, Oklahoma, and Michigan, where undivided interest holders or their heirs or relatives had moved. Mr. Hall had borrowed $25,000 from Universal Discount of St. Paul Minnesota, to incur costs to sustain this endeavor, and put up eight (8) duplexes he built and owned in Monrovia, California as collateral and, subsequently, lost the property then valued at $350,000 due to nonpayment on behalf of the Company. Mr. Hall never received salaries due him but rather took stock in the Company. Should he advance money or owed remuneration from the Company, he will most likely take it in stock of the Company.

The Company held mining claim rights on certain properties located in Cochise County, Arizona as recorded in the official records of said county. On November 20, 1979, the Company entered into a lease agreement with California Exploration Corporation (Calex). The agreement was for the lessee to hold the claims for the sole purpose of the exploration, development and operation thereof for the production, removal and sale of all minerals and rocks of every kind, nature and description. The Lessee was to pay total rental of $184,750.00 for ten years of which $16,750.00 was to be paid in the first year. In addition, the agreement called for the Lessee to pay a royalty of 1% (one percent) of the value of the mill of the concentrates produced from materials mined and removed from the claims. The Lessee had the option to purchase all of the Company's rights, title and interest on said claims for the total purchase price of $4,500,000.00. The option was exercisable at any time until November 19, 1989.

On May 4, 1961, the Company cancelled its agreement with Calex. Calex was released of all monies due the Company under the 1979 agreement for the consideration of 75% of all patented properties owned or leased by Calex totaling 530 acres and state- leased properties aggregating 383.38 acres under a prospecting permit issued to Calex. In addition, Calex was to receive a 25% interest in the unpatented mining claim rights held by the Company in Cochise County, Arizona.

The Company received only $10,500.00 of the first year's rent under agreement with Calex. The balance of rent receivable in the amount of $6,250.00 was reclassified as of December 31, 1988 as additional cost of mining claim rights. The Company acquired the original unpatented mining claim rights from the related entity - the U.S. Coal Corporation, at a cost of $1,500.00.

In October 1981, the Company and Calex entered into an agreement of sale of all of the Company's mineral claim rights, comprising its 75% interest in the unpatented mining claim rights in Cochise County, Arizona and 75% interest in the 530 acres of patented properties and 383.38 acres of state-leased properties under a prospecting permit, as described above. The terms of the sale call for Calex to pay the Company the principal sum of $60.000.00 with no interest payable at $1,000.00 per month. In addition Calex was to pay the Company 5% of defined net profits (pre-tax) from the unpatented claims and 2% of defined net profits (pre-tax) from the patented and state-leased properties for a period of 15 years or until the Company has received $4,500,000.00 whichever occurs first.

On March 31, 1982, another agreement was entered into between the Company (collectively with Frank J. Hall, an individual) and Calex. This agreement superseded all previous agreements for the sale of rights, title and interest in and to the before mentioned properties.

The purchase price was $1,000,000.00, payable in the following manner: Calex was to pay 1% of the net smelter returns from any and all properties owned or controlled by Calex in the properties included in this agreement until the purchase price was totally paid.

As security for the indebtedness of Calex to the Company, Calex executed and delivered to the Company a deed of trust that covers mining rights on several thousand acres in Cochise County, Arizona. It also executed and delivered personal property security agreement.

It was always copper that precipitated these agreement and when Venezuela produced copper at significant lower prices, the venture was never complete, nothing was milled tippled and restaking and labor affidavits costs became a burden. The project was scrapped and the leases were never renewed.

In April 1980, the Company acquired an individual 1/8 (one eight) interest in three oil and gas leases in Hughes County, Oklahoma from Crown Oil Company. The purchase price was $15,000.00. In connection, therewith, the Company borrowed $15,000.00 from three individuals, one of whom was Director of the Company, under non-interest bearing promissory notes. The notes for $5,000.00 each were originally due on demand or no later than April 18, 1981. The Company subsequently negotiated to pay these notes from future production proceeds under the leases. The Company assigned its interest in these oil and gas leases as security for payment of the notes.

On December 8, 1983, a judgment was entered in the District of Hughes County, State of Oklahoma, and it was decreed that upon examining the file and upon hearing statement of counsel, such oil and gas leases be cancelled. This was the result of a complaint from Herbert M. Berkowitz against Crown Oil Company and Minnesota Associated Properties, Inc. (now Fuel Corporation of America).

The bankruptcy of Crown Oil Company and the inability of the Company to provide money toward working interest costs results in the loss of the lease. Subsequently, the three investors took stock in the Company for their original investment and the complaint against the Company was dropped.

On June 14, 1982, Minnesota Associated Properties, Inc. entered into an agreement of purchase and of sale with Meyering and Weir Corp. and five research and development limited partnerships. In such agreement, Meyering and Weir, Inc. agreed to sell, transfer and convey to the Company al the assets of a coal brick production business including, but not limited to, all capital production equipment, production plant and all other assets involved in the operation of the coal brick plant in Lindon, Utah. Such assets include all personal property, patents, patent applications technology, research and development relating to the coal brick and related products, real and personal property leases including without limitation the premises located at 800 West 150 North, Lindon, Utah, leasehold improvements, accounts receivable, cash on hand, and property on whatever description and nature now held Meyering with reference to the business conducted by E-Z Fire, Inc. a Utah corporation. These assets are estimated to have a fair market value of about $1,000.000.00. Included also is the transfer and assignment of right, title and interest in the promissory notes from a number of individuals. These notes total $3,055,500.00 plus interest.

The Company issued 500,000 shares of its common stock to Meyering & Weir Corp. The Company also agreed that it will issue additional common stock to Meyering & Weir Corp. if the original issuance did not have an open market value of $1,500,000.00 two years from May 7, 1982. In addition, the Company was to provide $5,000,000.00 funding for future coal brick project development within a sixty-month period. $500.000.00 was supposed to be funded prior to July 1, 1982, but was not. The Company was also supposed to assume the performance obligations of E-Z Fire. Inc. in the research and development contracts.

In conjunction with of E-Z Fire project, Mr. Hall worked closely with the City of Calexico, California to build the coal brick plant in that city. Under what was known as the Border Action Patrol Program, the City of Calexico would offer real estate in an industrial park, be paid a reduced price for the land, and receive their payments on a long term basis. The money to build the plant and operational funds were to come from tax- exempt industrial bonds which the Bank of America was going to subsidize and sell to their best customers. The theory was to allow Mexican migrant workers to come across the border on a daily basis to work and go home each night to Mexicali, earn American wages, and help flourish the Mexican Economy as well as provide a better way of life for the Mexican people. Mr. Hall worked very closely with U.S. General Robert Cardenass as and Congressman Duncan Hunter of the 45th District, San Diego, California. Mr. Hall also worked closely and paid for all costs for Max Martin of City Finance Plan, Downey, California to prepare all documents to subordinate a S.B.A. Loan. The City of Calexico approved the Company to have 2-1/2 acres in the industrial park and the Bank of America approved $5 million industrial bond program that would have given the Company a 20-year to pay out scenario.

When the Gramm-Rudman Bill passed in Washington D.C., it took the tax exclusion off the industrial bonds and the Company, as well as 30 or 35 other companies and the Border Action Patrol Program, was out of business, and the S.B.A. loan became a moot issue as well after two years of concentrated efforts by the Company and Mr. Hall. The Meyering & Weir contracts were cancelled and the common stock received by Meyering & Weir were returned to the Company and it determined to look for another business enterprise.

On September 28, 1990, The Company formed a wholly owned subsidiary Corporation. The Company was Bilt-Rite Pacific, Inc. a Hawaiian Corporation, and leased office space at Water Front Plaza, 500 AL Monte, Ste. 400, Honolulu, Hawaii 96813. The purpose of forming this wholly owned subsidiary was to build and construct modular housing one the Big Island of Hawaii. Mr. Hall retained the services of Mr. Larry Hangaard, Municipal Consultant, whose expertise of jurisdiction was California, Hawaii and Arizona. He was prominently adept in General Obligation Bonds and spoke twice before the State of Hawaii Housing Authority, who had at the time $650 million dollars of money to be allocated for housing developments for the Hawaiian blood heritage population who were in dire need of appropriate housing. Our plans to build on land appropriated for these homes by municipally funded bonds could never get out of committee. During the same time, a contract to co-venture build a project with Carl A. Sierson known as the Kahalu Village on the Big Island of Hawaii was cancelled as Mr. Sierson died. The municipal project could never get underway due to the government committee delays and, therefore, the Company decided not to go on with the project. The Company thusly did not renew the Bilt-Rite Pacific, Inc. charter.

On June 25, 1993, the Company entered into an agreement with GameVision, Inc., a Nevada Corporation that had a prototype unit that would initially go into Las Vegas hotel rooms to occupy that ever increasing younger children that travel to the Las Vegas destination with their parents who could, with the swipe of a credit card and for a $10.00 per usage fee for one hour, get six games to play on the television monitor. The Company was promised $26 million U.S.D. to manufacture and distribute 10,000 units by MoniCorp of Miami, Florida, but funds were never made available. New technology had surfaced and the prototype became obsolete for the market place. By mutual agreement between GameVision and the Company, this venture terminated.

The following officers and/or directors have since resigned from the Company or are deceased and are therefore no longer affiliated with the Company:





        R.D. North (Original Incorporator)
        Leslie Ike (Original Incorporator)
        Elvin Gull (Original Incorporator)
        Gorman King (Original Incorporator)
        Howard Olson (Original Incorporator)
        Harriet Morinville
        Wallace Solien
        David Lunde
        Robert Cox
        Michael Schloesman
        Dean Derby
        Anthony Psaltis
        Jon Arnett
        Robert Wentworth
        Carl Siesen

In September 2001, the Board, consisting solely of Mr. Frank Hall decided to hire the consulting services of Nevwest Securities Corporation to explore possible alternatives for shareholder maximization. At this time, the Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Frank Hall has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. Mr. Hall has also agreed to advise the Company as to potential business combinations.

During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered. At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized the reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company. During April 2001 the president was reimbursed for some of these expenditures at $1.00 of expenditure per share. During July through December 31, 2001 the President received additional amounts to cover expenses paid on behalf of the corporation.

Pursuant to the Articles of Incorporation, the Company is authorized to issue 50,000,000 shares of Common Stock at $0.01 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of December 31, 2001, there are 3,967,229 shares of Common Stock and no shares of Preferred Stock outstanding.

Since 1990, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, which sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company has opted to resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

                            GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the
Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item
7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The    Company  intends  to  advertise  and  promote  the  Company privately.
The  Company  has not yet  prepared  any  notices  or advertisement.

The   Company  anticipates  that  the  selection  of  a  business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash
or   other  assets.   However,  management believes  the Company will be able
to  offer  owners of acquisition candidates  the  opportunity  to  acquire  a
controlling   ownership  interest  in a publicly registered  company  without
incurring   the  cost   and   time  required to  conduct  an  initial  public
offering.  The  owners  of  the business opportunities will, however,   incur
significant  legal  and  accounting  costs  in  connection   with acquisition
of a business opportunity, including  the  costs  of preparing Form 8-K's, 10-
K's  or  10-KSB's,  agreements  and   related  reports  and  documents.   The
Securities Exchange Act of 1934  (the "34  Act"),  specifically requires that
any  merger or acquisition candidate comply  with  all applicable   reporting
requirements,  which  include  providing  audited  financial  statements   to
be  included  within the numerous filings relevant to complying  with the  34
Act.    Nevertheless, the officers and directors  of  the Company   have  not
conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary
prospective   business   opportunities   which   may   be  brought   to   its
attention through present associations of the Company's officers and directors, or by the Company's shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholder, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It  is  anticipated  that  the Company will incur  nominal  expenses  in  the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses,
present  management  of  the  Company will  pay  these   charges  with  their
personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

                        ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It    is    anticipated   that   any   securities   issued   in   any    such
reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80%
or more of  the voting stock of the surviving entity.   In such  event,  the
shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As  part  of  the  Company's investigation, officers  and  directors  of  the
Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the
1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-
KSB,  as  applicable).   If  such  audited financial  statements    are   not
available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

The Company does not intends to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

                                 COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 7341 West Charleston Boulevard, Suite 130, Las Vegas, Nevada 89117, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

The Company was not involved in any legal proceedings during the period covered by this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No   matters   were  submitted during the  fourth  quarter  of  the  calendar year  covered  by this report to  a  vote  of  security holders.



                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

There is currently not a market for the Company's securities.

(b)  Holders.

As of December 31, 2001, there were approximately 681 holders of the Company's Common Stock.

(c)  Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations

Fuel Corporation of America, (the Company), was originally organized in the State of Minnesota on December 18, 1957. On November 13, 1971 the name was changed to Minnesota Associated Properties, Inc. and July 6, 1982 to the present name Fuel Corporation of America. On February 21, 1991, a new Nevada corporation was incorporated, also named Fuel Corporation of America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In Minnesota the business of the Company has been trees and then mining, oil and gas and related products. The Company has not had operations for the last four years. The Company has currently not had active operations since 1997. The Company is currently exploring merging with a suitable operational company.

In the year 2001, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to structure the Company as a potential merger candidate or "blank check"
company. It caused to be filed five years of the most recent annual audited financial statements of the Company so as to resume reporting status.

The Company believes that while there is some doubt as to the Company's continuance as a going concern its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern.

Since 1990, the Company has ceased all substantive operations.

Liquidity and Capital Resources.

As of May 31, 2000, the Company had net operating losses available for carry forward of $1,257,253, expiring in years through 2015. Future utilization of this carry over may be limited due to changes in control of the Company. As of December 31, 2001, the Company has total deferred tax assets of approximately $188,588 due to operating loss carry forwards. However, because of the uncertainty of the potential realization of these tax assets, the Company has provided a valuation allowance for the entire $188,588. Thus, no tax assets have been recorded in the financial statement as of May 31, 2000.

The Company has no operating history as a blank check company and no material
assets.   The Company has no in cash and cash equivalents as of December  31,
2001.


















ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
___________________________________________________________________



                         FUEL CORPORATION OF AMERICA




                        AUDITED FINANCIAL STATEMENTS
                              December 31, 2001
                              December 31, 2000
                              December 31, 1999

































                              TABLE OF CONTENTS



COVER SHEET.............................                    F-1

TABLE OF CONTENTS............................               F-2

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT..........  F-3

BALANCE SHEET, ASSETS..........................             F-4

BALANCE SHEET, LIABILITIES AND STOCKHOLDERS' EQUITY.........F-5

STATEMENT OF OPERATIONS......................               F-6

STATEMENT OF STOCKHOLDERS' EQUITY................           F-7

STATEMENT OF CASH FLOWS......................               F-8

NOTES TO FINANCIAL STATEMENTS...................           F-9-11





























                             Shelley Intl., CPA
                              443 E. 10th Ave.
                               Mesa, AZ 85204
                               (480) 461-8301


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/
Audit Committee

Fuel Corporation of America

      I have audited the accompanying balance sheets of Fuel Corporation of America as of June 30, 2001, December 31, 2000, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2001 and the years ended December 31, 200, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express and opinion on these financial statements based upon my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Corporation of America as of June 30, 2001, December 31, 2000, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2001 and the years ended December 31, 2000, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

                              Shelley Intl., CPA
                                         /s
July 15, 2001
Mesa, AZ



                                     F-3


                         FUEL CORPORATION OF AMERICA


                                Balance Sheet

           As of September 30 30, 2001, December 31, 2000 and 1999

                                   ASSETS


                               September 30,      December 31,    December 31,

                                  2001                2000            1999


CURRENT ASSETS
   Cash                                 0                   0               0


   Total Current Assets                 0                   0               0


OTHER ASSETS

   Total Other Assets                   0                   0               0


TOTAL   ASSETS                          0                   0               0











        The accompanying notes are an integral part of these statements

                                     F-4






                         FUEL CORPORATION OF AMERICA


                                Balance Sheet

             As of December 31, 2001, December 31, 2000 and 1999

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                              September 30,     December 31,       December 31,
                                 2001              2000               1999
LIABILITIES
  Current Liabilities                 -           28,162              7,295

  Total Current Liabilities           -           28,162              7,295

STOCKHOLDERS' EQUITY

   Common Stock, authorized
   50,000,000 shares, issued
   and outstanding 3,967,229
   shares December 31, 2001,
   1,682,105 Shares for
   December 31, 2000
   and and 1999
   respectively, par value        3,967            1,682              1,682
   $0.001

   Additional Paid in Capital 1,265,409        1,228,523          1,228,523


   Retained Earnings (Loss)  (1,269,376)      (1,258,367)        (1,237,500)


   Total Stockholders' Equity         -          (28,162)            (7,295)


TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               0                0                  0









      The accompanying notes are an integral part of these statements

                                     F-5






                         FUEL CORPORATION OF AMERICA
                           Statement of Operations
                for the 9 months ended December 31, 2001 and
                      for the years 2000, 1999 and 1998

                      9 months        Year           Year             Year
                        ended         2000           1999             1998
                       9/30/01

REVENUE

Sales                                     0             0                0


Total Revenue                             0             0                0


OPERATING EXPENSES

Legal & Accounting       1,950        4,500
Consulting                 500
General and
Administrative           8,559       16,367         5,174            2,121
Loss on Investment

Total Operating
Expenses                11,009       20,867         5,174            2,121


Operating Income
(Loss)                 (11,009)     (20,867)       (5,174)          (2,121)


Provision for Income
Taxes                        0            0             0                0


Net Income (Loss)      (11,009)           0             0                0



Primary and Diluted
Earnings  (Loss)
per Share                    a            a         (0.01)               a

Weighted Average
Number of Common
Shares Outstanding   1,807,818     1,682,105      1,682,105      1,682,105


a: less than $(0.01)








The accompanying notes are an integral part of these statements

                                     F-6







                         FUEL CORPORATION OF AMERICA
                      Statement of Stockholders' Equity
                 from December 31, 1996 to December 31, 2001


                     Common Stock     Paid in    Accumulated      Total
                    Shares   Amount   Capital      Deficit

Stockholders'


Balance, December
31, 1996          1,207,573  1,208   1,039,709   (1,117,361)    (76,444)

Conversion of debt
to equity            20,125     20      20,105                   20,125

Conversion of debt
to equity            20,495     20      20,470                   20,490
Conversion of debt
to equity           148,360    148     148,212                  148,360


Cancellation of
shares              (26,943)   (27)         27                        -
Compensation for
consulting          312,500    313                                  313


Retained Earnings
(Deficit)                                          (112,844)   (112,844)

Balance,  December
31, 1997          1,682,105  1,682   1,228,523   (1,230,205)          -


Retained Earnings
(Deficit)                                            (2,121)     (2,121)

Balance, December
31, 1998         1,682,105   1,682   1,228,523   (1,232,236)     (2,121)


Retained Earnings
(Deficit)                                            (5,174)     (5,174)


Balance, December
31, 1999         1,682,105   1,682   1,228,523   (1,237,500)     (7,295)


Retained Earnings
(Deficit)                                           (20,867)    (20,867)


Balance, December
31, 2000         1,682,105   1,682   1,228,523   (1,258,367)    (28,162)


Conversion of
Debt Services    2,285,124   2,285      36,866                   39,171


Retained Earnings
(Deficit)                                           (11,009)    (11,009)


Balance, June
30, 2001         3,967,229   3,967   1,265,409   (1,269,376)          -











The accompanying notes are an integral part of these statements

                                     F-7






                         FUEL CORPORATION OF AMERICA
                           Statement of Cash Flow
                     for the 9 months ended 9/30/01 and
                       for the years 2000,1999 and1998


		        9 months        Year           Year           Year
		          ended         2000           1999           1998
		         9/30/01


Cash from Operations

Net Loss                 (11,009)      (20,867)       (5,174)        (2,121)

Loss on Investment

Change in Accounts
Payable                  (28,162)       20,867         5,174          2,121

Cash Provided by
Operations               (39,171)            0             0              0

Cash Used in
Operations                     0             0             0              0

Cash from Financing
Conversion of Debt
and Services              39,171                           0              0

Total Cash Provided
by Financing              39,171                           0              0

Net Change in Cash             0             0             0              0

Beginning Cash                 0             0             0              0

Ending Cash                    0             0             0              0










The accompanying notes are an integral part of these statements

                                     F-8






                         FUEL CORPORATION OF AMERICA
                June 30, 2001, December 31, 2000, 1999, 1998

                        NOTES TO FINANCIAL STATEMENTS


NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Fuel Corporation of America, (the Company), was originally organized in the State of Minnesota on December 18, 1957. On November 13, 1971 the name was changed to Minnesota Associated Properties, Inc. and July 6, 1982 to the present name Fuel Corporation of America. On February 21, 1991, a new Nevada corporation was incorporated, also named Fuel Corporation of America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In Minnesota the business of the Company has been trees and then mining, oil and gas and related products. The Company has not had operations for the last four years. The Company is currently exploring merging with a suitable operational company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets as of December 31, 2001. The relevant accounting policies and procedures are listed below.

Accounting Basis
The Basis is generally accepted accounting principles.

Earnings per Share
The basic earnings (loss) per share is calculated by dividing the Company's net income (adjusted for certain dividends when paid) by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) (adjusted for certain dividends and certain interest when expensed) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes
The provision for income taxes is the total of the current taxes payable and the net change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.



                                     F-9
NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue, no operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate which would support the needed cash flow.

NOTE 4.  STOCKHOLDERS' EQUITY

Preferred Stock
On April 15, 1991 the Company authorized 1,500,000 shares of preferred stock with a par value of $0.001 per share. Currently there is no preferred stock issued or outstanding. The Company does not anticipate the utilization of this preferred stock in the near future.

Common Stock
On April 15, 1991 the Company changed the capital structure of common stock to 50,000,000 shares authorized with a par value of $0.001. This has been the structure from that time until present.

During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered.

At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized the reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company. During April 2001 the president was reimbursed for some of these expenditures at $1.00 of expenditure per share. During July through December 31, 2001 the President received additional amounts to cover expenses paid on behalf of the corporation.

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Nevada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.



                                    F-10
NOTE 6.  PROVISION FOR INCOME TAXES

As of December 31, 2000 the Company had a federal net operating loss carryforward (NOL) of $1,257,253. Nevada has no state corporate income taxes. This federal NOL in the future could be utilized to cover taxable operating income of the same amount, thus creating a future tax benefit of $188,588 at the minimum federal corporate tax rate of 15%. Because of the non-operational nature of the Company at present, there is substantial doubt as to the Company's ability to fully utilize this tax benefit. Therefore, the Company has established a valuation account which in effect, negates the tax benefit.

          Net change in Deferred Tax Benefit       188,588

          Current Taxes Payable                          0

          Provision for Income Taxes before
          Valuation account                        188,588

          Valuation account                       (188,588)

          Net Provision for Income Taxes                 0

The federal NOL is due to expire 15 years from the date of its creation. The chart below shows the year of creation, the amount of each year's NOL and the year of expiration if not utilized.

          Year Created        Amount        Year to Expire

             Prior to 1994    880,008       various years
                                             Ending 2008

               1994           187,389            2009
               1995            23,007            2010
               1996            26,957            2011
               1997           112,844            2012
               1998             2,043            2013
               1999             4,923            2014
               2000            20,082            2015

     Total NOL Carryforward   1,257,253

NOTE 7.  REVENUE AND EXPENSES

The Company currently has no operations and no revenue. All expenses shown on these financial statements were initially paid by the president and subsequently reimbursed by the Company. This reimbursement was done with shares of common stock in 1997 and again in 2001.


____________________________________________________________________






                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME            AGE            POSITION

Frank Hall       66          President, CEO, and Director


Frank Hall was a graduate of the University of Southern California 1957. Hall majored in finance in the school of Business Administration. Currently, and since 1962 he has held Life and insurance disability license and represents many insurance companies when Hall took over as a President of Fuel Corporation of America in June 1970, he has worked as President and CEO of ProCell Communications, Inc. which had annual sales of around $ 6 million in 1993 and 1994, a Las Vegas based Company. In 1992, Mr. Hall also was Marketing Vice President for Equity First Mortgage, a Nevada based Company. Prior to that, Hall devoted most of his time between Fuel Corporation of America and insurance sales. Hall is on the Board of Directors of Entretech, LLP and Uniworld, Inc. both a Nevada based Companies, dedicated to Building a Consumer Comparison Center in Las Vegas with the Municipal and Government Aid. Frank has also participated in many fundraisers such as implementing the First Golf Tournament in Pasadena where the proceeds benefited the Salvation Army to build a gym used for Olympic Athletes at the Los Angeles Olympiad. He helped raise funds for drug and alcohol rehabilitation units in Pasadena; Big Brothers; Al Malakah Shrine Hospital.


SIGNIFICANT EMPLOYEES

The Company has no regular employees. Frank Hall devotes approximately 10% of his time to the Company's business.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past 12 years. They all have agreed  to  act  without  compensation  until  authorized  by  the  Board  of
Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officer or directors. Further, none of the officer or directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the
Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No  retirement,  pension, profit sharing, stock option or insurance  programs
or   other   similar  programs have been  adopted  by  the  Company  for  the benefit of its employees.

ITEM  11.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of June 31, 2001 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                             NUMBER OF           PERCENTAGE
                                             SHARES OWNED        OF SHARES
                                             OR CONTROLLED         OWNED

Frank Hall                                    2,900,525            73.11%
7341 West Charleston Boulevard, Suite 130
Las Vegas, Nevada 89117

ALL DIRECTORS AND OFFICERS AS GROUP           2,900,525            73.11%




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August of 2001, the Board, consisting solely of Mr. Frank Hall resolved that the Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Fran Hall, President of the Company, has agreed to pay all costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. Nevwest Securities Corporation has also agreed to advise the Company as to potential business combinations and to corporate consulting services related to getting the Company listed on a public exchange


                                   PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) Exhibits.

* 3.1     Articles of Incorporation
* 3.2     Bylaws of the Company

*     These     documents   are   rendered   as   previously    filed     and
incorporated  by  reference  to the  Company's  previous   filings  with  the
Securities and Exchange Commission.

                                 SIGNATURES

Pursuant   to  the  requirements of Section 13  or  15(d)  of  the Securities
and   Exchange Act of  1934, the Registrant  has  duly caused this report  to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL CORPORATION OF AMERICA

Date: May 12, 2002

By:
__________________________________
/s/ Frank Hall
President, Chief Executive Officer