Form 10KSB
period 2001-12-31
FUEL CORP OF AMERICA
filed 2002-11-26
CIK 216593

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended 2001

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

  Commission file number  0-9283

                   FUEL CORPORATION OF AMERICA
               -----------------------------------
         (Name of small business issuer in its charter)

           Nevada                            88-0299716
        ------------                       ---------------
  (State or jurisdiction of               (I.R.S. Employer
      incorporation or                   Identification No.)
        organization)

7341 West Charleston Blvd, Suite 130
      Las Vegas, Nevada                         89117
   -----------------------                 ----------------
    (Address of principal                    (Zip Code)
     executive offices)

            Issuer's telephone number: : 702-858-3678

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on
                                          which registered



Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 50,000,000 shares authorized

*     3,993,593 shares issued and outstanding as of September 30, 2002
*     3,967,229  shares  issued and outstanding  as  of  December 31,2001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2001.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $3,967.23 (assuming par value).




PAGE-1-





                         TABLE OF CONTENTS

                                                                  PAGE

PART I                                                              3

 Item 1. Description of Business.                                   3
 Item 2. Description of Property.                                   7
 Item 3. Legal Proceedings.                                         7
 Item 4. Submission of Matters to a Vote of Security Holders.       7

PART II                                                             8

 Item 5. Market for Common Equity and Related Stockholder
 Matters.                                                           8
 Item 6. Management's Discussion and Analysis or Plan of
 Operation.                                                         9
 Item 7. Financial Statements.                                     10

PART III                                                           67

 Item 9. Director(s), Executive Officer(s), Promoters and Control
 Persons                                                           67
 Item 10. Executive Compensation.                                  68
 Item 11. Security Ownership of Certain Beneficial Owners and
 Management.                                                       68
 Item 12. Certain Relationships and Related Transactions.          69
 Item 13. Exhibits and Reports on Form 8-K.                        69

SIGNATURES                                                         71








PAGE-2-




                              PART I

Item 1. Description of Business.

A.   Business Development and Summary

Fuel Corporation of America, (the "Company" or "FCA") was incorporated under the laws of the State of Minnesota under the name Minnesota Tree Farms, Inc. on December 18, 1957. At that time, the Company was primarily engaged in acquiring real estate for the purposes of cultivating and marketing Christmas trees. The Company secured land for these purposes through sales of undivided fractional fee interests. At its peak, the Company had trees planted on approximately 2400 acres of land. On August 7, 1961, the Company commenced a Regulation A underwriting in Minnesota and offered 20,000 common shares at $10.00 per share, the proceeds of which went to buying, planting, sowing, harvesting, replanting and marketing of Scotch Pine trees. The Company raised approximately $1,150,000.00 in this manner. On November 13, 1971 The Company changed its name to Minnesota Associated Properties, Inc. On July 6, 1982, it changed its name to Fuel Corporation of America. On February 21, 1991, a new Nevada corporation was incorporated, also named Fuel Corporation of America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In 1968, the Company's management resigned due mainly to difficulties in successfully executing the business plan. Henry Nobel of Park Rapids, Minnesota was named Chief Executive Officer and the Company ceased operations. In 1969, many of records of the Company were destroyed in a fire in Osage, Minnesota. On June 5, 1970, Mr. Frank Hall purchased the majority of the shares of the Company and was elected President. Mr. Hall's primary goal is to salvage some value related to the undivided interest holders, stockholders and the Company. In September, 2001, the Company ceased any and all significant operations. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company seeks to qualify as a fully reporting issuer with the Securities and Exchange Commission so as to reactivate the Company as a reporting company.

Pursuant to the Articles of Incorporation, the Company is authorized to issue 50,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock is entitled to one vote for each share of Common Stock held. As of September 30, 2002, there are 3,993,593 shares issued and outstanding and no shares of Preferred Stock outstanding. Presently, the Company may be defined as a "shell" company, which sole purpose is to locate and consummate a merger or acquisition with a private entity. The
 Company has opted to resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company. The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

The Company's administrative office is located at 7341 West Charleston Boulevard, Suite 130, Las Vegas, Nevada, 89117. The Company's telephone number is(702)858-3678.

The Company's transfer agent is OTR Securities Transfer Agent & Registrar, 317 SW Alder Street Suite 1120, Portland Oregon, 97204, phone (503) 225-0375.

Fuel Corporation of America's' fiscal year end is December 31.




PAGE-3-




B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. (See Item 7. "Financial Statements And Supplementary Data"). This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The Company has, and may continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer(s) and director(s) of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.




PAGE-4-




The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer(s) and director(s) of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officer(s) and director(s), or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officer(s) and director(s) of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Officer(s) of the Company have limited experience in managing companies similar to FCA and shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's director(s) may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.




PAGE-5-




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

As part of the Company's investigation, officer(s) and director(s) of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

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




PAGE-6-




As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

(2)  Employees

The Company plans to rely exclusively on the services of its officer and director, Mr. Frank Hall and does not have any employees.

Item 2. Description of Property.

The Company's administrative office is located at 7341 West Charleston Boulevard, Suite 130, Las Vegas, Nevada, 89117. The Company's telephone number is (509) 327-2964. This space is provided to the Company at no charge by Mr. Frank Hall.

Item 3. Legal Proceedings.

The Company is not a party to any pending or threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2001, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.





PAGE-7-




                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

As of September 30, 2002, there is no public market in the Company's Common Stock. However, non-affiliates of the Company hold Common Stock, which if deemed registered under the Securities Act of 1933 could be sold in a public market, if and when such public market develops. 2,805,889 shares of Common Stock issued to Mr. Frank Hall are restricted securities for purposes of the Securities Act of 1933.

As of September 30, 2002, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company;

Holders

As of September 30, 2002, the Company had approximately 3,993,593 shares of $0.001 par value common stock issued and outstanding held by approximately 683 shareholders of record. The Company's Transfer Agent is OTR Securities Transfer Agent & Registrar, 317 SW Alder Street Suite 1120, Portland Oregon, 97204, phone (503) 225-0375.

Dividends

The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors associated with any merger candidate where a merger is consummated.

Recent Sales of Unregistered Securities.

During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered.

At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company. During April 2001 the president was reimbursed for some of these expenditures at $1.00 of expenditure per share. During July through September 30, 2001 the President received additional shares to cover expenses paid on behalf of the corporation.

During the first nine months of 2002 the Company issued 24,229 shares of restricted common stock to its president for debt.




PAGE-8-




During the first nine months of 2002 the Company issued 2,135 shares of common stock to cover $2,135 of services rendered on behalf of the Company.


Item 6. Management's Discussion and Analysis or Plan of Operation.

This section must be read in conjunction with the Audited Financial Statements included in this report.

A.   Management's Discussion

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

In the year 2001, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to structure the Company as a potential merger candidate or "blank check" company. It hereby files its most recent annual audited financial statements of the Company so as to resume reporting status.

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




PAGE-9-




Item 7. Financial Statements.

The following financial statements are included as part of this report:


1.   Balance Sheet as of September 30, 2002.

2.   Statement of Operations for the quarter ending September 30, 2002.

3. Statement of Changes in Stockholders' Equity for the quarter ending September 30, 2002.

4.   Statement of Cash Flows for the for the quarter ending
  September 30, 2002.

5.   Footnotes

6.   Balance Sheet as of June 30, 2002.

7.   Statement of Operations for the quarter ending June 30, 2002.

8. Statement of Changes in Stockholders' Equity for the quarter ending June 30, 2002.

9.   Statement of Cash Flows for the for the quarter ending June 30, 2002.

10.  Footnotes

11.  Balance Sheet as of March 31, 2002.

12.  Statement of Operations for the quarter ending March 31, 2002.

13. Statement of Changes in Stockholders' Equity for the quarter ending March 31, 2002.

14.  Statement of Cash Flows for the for the quarter ending March 31, 2002.

15.  Footnotes

16.  Independent Auditor's Report(s)

17.  Balance Sheet(s) as of December 31, 2001, December 31, 2000,
  December 31, 1999

18.  Statement(s) of Operations for the years 2001, 2000, 1999.

19. Statement(s) of Changes in Stockholders' Equity for the years 2001, 2000, 1999.

20.  Statement(s) of Cash Flows for the years 2001 through December 31, 2001.

21.  Footnotes





PAGE-10-




            FUEL CORPORATION OF AMERICA

                   Balance Sheet
                     unaudited

    As of September 30, 2002, December 31, 2001

                       ASSETS


                            September      December
                               30,           31,
                              2002           2001

CURRENT
ASSETS
                     Cash         329              0
                          -------------   ------------
            Total Current         329              0
                   Assets -------------   ------------

OTHER                               0              0
ASSETS                    -------------   ------------

              Total Other           0              0
                   Assets -------------   ------------

TOTAL                             329              0
ASSETS                    =============   ============

















The accompanying notes are an integral part of these statements




PAGE-11-




             FUEL CORPORATION OF AMERICA

                    Balance Sheet
                      unaudited

     as of September 30, 2002, December 31, 2001

        LIABILITIES AND STOCKHOLDERS' EQUITY

                               September        December
                                  30,              31,
                                 2002             2001

LIABILITIES
            Accounts Payable             -         2,003
                Note Payable             -
                               -------------   ------------
               Total Current             -         2,003
                 Liabilities   -------------   ------------

STOCKHOLDERS'
      EQUITY

           Common Stock,
           authorized
           50,000,000
           shares, issued
           and
           outstanding
           3,993,593 shares
           September 30,
           2002, 3,967,229
           shares for
           December 31,
           2001,
           par value $0.001          3,994         3,967

            Additional Paid      1,291,746     1,265,409
                 In Capital

                   Retained
            Earnings (Loss)    (1,295,411)    (1,271,379)
                              -------------   ------------

                      Total            329       (2,003)
              Stockholders'   -------------   ------------
                     Equity

      TOTAL
LIABILITIES
        AND
               STOCKHOLDERS           329             0
                     EQUITY   =============   ============




The accompanying notes are an integral part of these statements




PAGE-12-




                    FUEL CORPORATION OF AMERICA
                      Statement of Operations
      For the 3 months and 9 months ended 9/30/02 and 9/30/01

                      3 months   3 months   9 months    9 months
                        ended      ended      ended       ended
                       9/30/02    9/30/01    9/30/02     9/30/01
Revenue

Sales                         0          0          0          0
                     ----------  ---------  ---------  ---------
Total                         0          0          0          0
Revenue              ----------  ---------  ---------  ---------


OPERATING EXPENSES

Legal & Accounting
                      500                0  2,100       1,950
Consulting                               0     -          500
General and
Administrative        9,153      8,559      21,932      10,562
                     ----------  ---------  ---------  ---------
Total Operating
Expenses              9,653      8,559      24,032      13,012
                     ----------  ---------  ---------  ---------
Operating Income
(Loss)                (9,653)    (8,559)    (24,032)    (13,012)

Provision for Income          0          0          0          0
Taxes                ----------  ---------  ---------  ---------

Net Income (Loss)
                      (9,653)    (8,559)    (24,032)    (13,012)
                     ==========  =========  =========  =========

Primary and Diluted
Earnings (Loss) per       a          a          a        (0.01)
Share                ----------  ---------  ---------  ---------

Weighted Average
Number of
Common Shares
Outstanding           3,982,603  2,842,123  3,974,532  2,347,671
                     ----------  ---------  ---------  ---------


a: less than $0.01
vvv




PAGE-13-




                    FUEL CORPORATION OF AMERICA

                 Statement of Stockholders' Equity
           From December 31, 1998 to September 30, 2002


                        Common Stock      Paid in   Accumulated   Total
                       Shares    Amount   Capital   Deficit      Stockholders'
                                                                  Equity
                     ---------------------------------------------------------

Balance,
December 31,1998      1,682,105   1,682  1,228,523  (1,232,326)     (2,121)


Retained Earnings                                       (5,174)     (5,174)
        (Deficit)    ---------------------------------------------------------

Balance,
December 31, 1999     1,682,105   1,682  1,228,523  (1,237,500)     (7,295)


Retained Earnings
        (Deficit)                                      (20,867)    (20,867)
                     ---------------------------------------------------------
Balance,
December 31, 2000     1,682,105   1,682  1,228,523  (1,258,367)    (28,162)


Conversion of Debt
      and Services    2,285,124   2,285     36,886                  39,171


Retained Earnings
        (Deficit)                                      (13,012)    (13,012)
                     ---------------------------------------------------------
Balance,
December 31, 2001     3,967,229   3,967  1,265,409  (1,271,379)     (2,003)

Conversion of Debt       24,229      25     24,204                  24,229
          to Stock

Stock for Services        2,135       2      2,133                   2,135

Retained Earnings
        (Deficit)                                      (24,032)    (24,032)
                     ---------------------------------------------------------
Balance,
September 30, 2002    3,993,593   3,994  1,291,746  (1,295,411)        329
                     =========================================================




The accompanying notes are an integral part of these statements




PAGE-14-




                    FUEL CORPORATION OF AMERICA

                      Statement of Cash Flow
           for the 9 months ended 9/30/2002 and 9/30/01

                     9 months        9 months
                       ended          ended
                     9/30/2002       9/30/2001
                    -------------  -------------
     Cash from
    Operations

      Net Loss           (24,032)     (11,009)

     Stock for             2,135
      Services
     Change in
      Accounts            (2,003)     (28,162)
       Payable      -------------  -------------

 Cash Provided
 by Operations           (23,900)     (39,171)
                    -------------  -------------
  Cash Used in                 0            0
   Investments      -------------  -------------

     Cash from
     Financing

 Conversion of            24,229       39,171
          Debt      -------------  -------------

    Total Cash            24,229       39,171
   Provided by      -------------  -------------
     Financing

 Net Change in               329            0
          Cash

Beginning Cash                 0            0
                    -------------  -------------
   Ending Cash               329            0
                    =============  =============

Supplemental
Cash Flow
Information
Taxes Paid
9 months in 2002 $0
9 months in 2001 $0



Interest Paid
9 months in 2002 $0
9 months in 2001 $0


The accompanying notes are an integral part of these statements




PAGE-15-




                    FUEL CORPORATION OF AMERICA
                   NOTES TO FINANCIAL STATEMENTS


Note 1. GENERAL ORGANIZATION AND BUSINESS
Fuel Corporation of America, (the Company), was originally organized in the State of Minnesota on December 18, 1957. On November 13, 1971 the name was changed to Minnesota Associated Properties, Inc. and on July 6, 1982 to the present name Fuel Corporation of America. On February 21, 1991, a new Nevada
corporation was incorporated, also named Fuel Corporation of America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In Minnesota the business of the Company had been trees and then mining, oil and gas and related products. The Company has not had operations for last four years. The Company is currently exploring merging with a suitable operational company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets except cash as of September 30, 2002.
The relevant accounting policies and procedures are listed below.

Accounting Basis
The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.
Stock Based Compensation




PAGE-16-




The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based
Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, non-employees and employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these categories treats the valuation of the stock issuance for accounting purposes in a specific manner. Compensation to non employees is recorded at the fair value of the security. Compensation to non-compensatory employees is recorded at the payment price. The Company may select between two methods for recording the value of the securities to compensatory employees, fair value or intrinsic value.

The Company has selected to utilize the fair value method for the valuation of it securities given as compensation.

Advertising

Advertising  is  expensed  when  incurred.  There  has   been   no
advertising during the periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and theliquidation of liabilities in the normal course of business. However the Company has no current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate which would supply the needed cash flow.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
On April 15, 1991 the Company authorized 1,500,000 shares of preferred stock with a par value of $0.001 per share. Currently there is no preferred stock issued or outstanding. The Company does not anticipate the utilization of this preferred stock in the near future.

Common Stock
On April 15, 1991 the Company changed its capital structure of common stock to 50,000,000 shares authorized with a par value of $0.001. This has been the structure from that time until the present.




PAGE-17-




During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered.

At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company. During April 2001 the president was reimbursed for some of these expenditures at $1.00 of expenditure per share. During July through September 30, 2001 the President received additional shares to cover expenses paid on behalf of the corporation.

During the first nine months of 2002 the Company issued 24,229 shares of restricted common stock to its president for debt.

During the first nine months of 2002 the Company issued 2,135 shares of common stock to cover $2,135 of services rendered on behalf of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Nevada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officer(s) and director(s) of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $190,540, which is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL of $1,270,265. The total valuation allowance is a comparable $190,540.




PAGE-18-




The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

          Net change in Deferred Tax Benefit less the
          valuation account                                 0

          Current Taxes Payable                             0
                                                         -------
          Net Provision for Income Taxes                    0
                                                         -------

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year's NOL and the year of expiration if not utilized.

          Year Created        Amount             Year to Expire
         --------------     ----------          ----------------
          Prior to 1994     880,008             various years
                                                ending 2013

          1994              187,389                2014
          1995               23,007                2015
          1996               26,957                2016
          1997              112,844                2017
          1998                2,043                2018
          1999                4,923                2019
          2000               20,082                2020
          2001               13,012                2021
                            ----------
Total NOL Carryforward     1,270,265
                         -------------

NOTE 7. REVENUE AND EXPENSES

The Company currently has no operations and no revenue. All expenses shown on these financial statements for the years 2001 and prior were initially paid by the president and subsequently reimbursed by the Company. This reimbursement was done with shares of common stock in 1997 and again in 2001 and 2002.

Note 6.   OPERATING LEASES AND OTHER COMMITMENTS:

As explained in the note pertaining to related parties, the Company uses the offices of its president with no charge. The
Company also has no assets or lease obligations of any kind. The five year projection of these future obligations are as followings will be zero in each year.

                         Year 1  Year 2  Year 3  Year 4    Year 5

Operating Leases, etc         0       0       0       0         0




PAGE-19-




NOTE 8.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141  Business Combinations

This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS 142  Goodwill and Other Intangibles Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB
17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143  Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS  144  Accounting for the Impairment or Disposal of Long-Lived
Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows. These standards will have an impact if the Company merges with an operating entity.

SFAS  145   Extra-ordinary  item  classification,  sale-lease-back
classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as extra-ordinary items. This standard also amends SFAS 13 in that it requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-lease-back provisions of SFAS 98. The effective date of this statement is May 15, 2002.




PAGE-20-




                    FUEL CORPORATION OF AMERICA

                           Balance Sheet
                             unaudited

              As of June 30, 2002, December 31, 2001

                              ASSETS

                            June 30,           December 31,
                                2002                2001

      CURRENT ASSETS
                Cash              9,982              0
                       ------------------------------------
Total Current Assets              9,982              0
                       ------------------------------------
        OTHER ASSETS                  0              0
                       ------------------------------------
  Total Other Assets                  0              0
                       ------------------------------------
        TOTAL ASSETS              9,982              0
                       ====================================














The accompanying notes are an integral part of these statements




PAGE-21-




                    FUEL CORPORATION OF AMERICA

                           Balance Sheet
                             unaudited

              as of June 30, 2002, December 31, 2001

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                June 30,      December 31,
                                  2002          2001

LIABILITIES
         Accounts Payable         7,598        2,003
             Note Payable        10,000
                           ---------------------------------
            Total Current        17,598        2,003
              Liabilities  ---------------------------------

STOCKHOLDERS'
EQUITY

      Common Stock,
      authorized
      50,000,000 shares,
      issued and
      outstanding
      3,975,995 shares
      June 30, 2002,
      3,967,229
      shares for December
      31, 2001,
      par value $0.001            3,976        3,967

       Additional Paid In     1,274,166    1,265,409
                  Capital

        Retained Earnings   (1,285,758)   (1,271,379)
                   (Loss)  ---------------------------------

      Total Stockholders'       (7,616)      (2,003)
                   Equity  ---------------------------------

TOTAL LIABILITIES
AND
STOCKHOLDERS EQUITY
                                  9,982            0
                           =================================


The accompanying notes are an integral part of these statements




PAGE-22-




                    FUEL CORPORATION OF AMERICA
                      Statement of Operations
                             unaudited
             for the 6 months ended June 30, 2002 and
                               2001

                     3 months    3 months    6 months     6 months
                      ended        ended       ended       ended
                     6/30/2002   6/30/2001   6/30/2002   6/30/2001
                    ----------  ----------  ----------  -------------
          Revenue
            Sales           0            0          0             0
                    ----------  ----------  ----------  -------------
    Total Revenue           0            0          0             0
                    ----------  ----------  ----------  -------------
        OPERATING
         EXPENSES
          Legal &         600          975      1,600         1,950
       Accounting
       Consulting                      250          -           500
      General and       7,616                  12,779             -
   Administrative   ----------  ----------  ----------  -------------

  Total Operating       8,216        1,225     14,379         2,450
         Expenses   ----------  ----------  ----------  -------------

 Operating Income      (8,216)      (1,225)   (14,379)       (2,450)
           (Loss)

    Provision for           0            0          0             0
     Income Taxes   ----------  ----------  ----------  -------------

Net Income (Loss)      (8,216)      (1,225)   (14,379)       (2,450)
                    ==========  ==========  ==========  =============
          Primary
  Earnings (Loss)           a            a          a             a
        per Share   ----------  ----------  ----------  -------------

 Weighted Average
        Number of
    Common Shares   3,892,603    1,690,928  3,971,612     1,682,295
      Outstanding   ----------  ----------  ----------  -------------

          Diluted
  Earnings (Loss)           a            a          a             a
        per Share   ----------  ----------  ----------  -------------

 Weighted Average
        Number of
    Common Shares   3,892,603    1,690,928  3,981,612     1,682,295
      Outstanding   ----------  ----------  ----------  -------------

     a: less than
            $0.01


The accompanying notes are an integral part of these statements




PAGE-23-




                    FUEL CORPORATION OF AMERICA

                 Statement of Stockholders' Equity
              From December 31, 1998 to June 30, 2002

                        Common Stock      Paid in   Accumulated   Total
                       Shares    Amount   Capital   Deficit      Stockholders'
                                                                  Equity
                     ---------------------------------------------------------


Balance,
December 31, 1998    1,682,105   1,682   1,228,523  (1,232,326)    (2,121)


Retained Earnings                                       (5,174)    (5,174)
        (Deficit)    ---------------------------------------------------------

Balance,
December 31, 1999    1,682,105   1,682   1,228,523  (1,237,500)    (7,295)


Retained Earnings
        (Deficit)                                      (20,867)   (20,867)
                     ---------------------------------------------------------
Balance,
December 31, 2000    1,682,105   1,682   1,228,523  (1,258,367)   (28,162)


Conversion of Debt
      and Services   2,285,124   2,285      36,886                 39,171

Retained Earnings
        (Deficit)                                      (13,012)   (13,012)
                     ---------------------------------------------------------
Balance,
December 31, 2001    3,967,229   3,967   1,265,409  (1,271,379)    (2,003)


Conversion of Debt        8166       8        8158                   8166
          of Stock

Stock for Services         600       1         599                    600

Retained Earnings
        (Deficit)                                      (14,379)   (14,379)

Balance,             ---------------------------------------------------------
June 30, 2002        3,975,995   3,976   1,274,166  (1,285,758)    (7,616)
                     =========================================================






The accompanying notes are an integral part of these statements




PAGE-24-




                    FUEL CORPORATION OF AMERICA

                      Statement of Cash Flow
           for the 6 months ended 6/30/2002 and 6/30/01

                                        6 months      6 mths
                                          ended       ended
                                        6/30/2002   6/30/2001
                                       -----------  ------------
       Cash from Operations

                   Net Loss              (14,379)       (2,450)

         Stock for Services                   600
 Change in Accounts Payable                 5,595      (28,162)
                                       -----------  ------------
Cash Provided by Operations               (8,184)      (30,612)
                                       -----------  ------------
   Cash Used in Investments                     0             0
                                       -----------  ------------
        Cash from Financing
               Note Payable                10,000
     Conversion of Debt and                 8,166        30,612
                   Services            -----------  ------------

     Total Cash Provided by                18,166        30,612
                  Financing            -----------  ------------

         Net Change in Cash                 9,982             0

             Beginning Cash                     0             0
                                       -----------  ------------
                Ending Cash                 9,982             0
                                       ===========  ============

                 Taxes Paid
                            Year 2002 $0
                            Year 2001 $0

              Interest Paid
                            Year 2002 $0
                            Year 2001 $0




The accompanying notes are an integral part of these statements




PAGE-25-




                    FUEL CORPORATION OF AMERICA
                   NOTES TO FINANCIAL STATEMENTS


Note 1. GENERAL ORGANIZATION AND BUSINESS
Fuel Corporation of America, (the Company), was originally organized in the State of Minnesota on December 18, 1957. On November 13, 1971 the name was changed to Minnesota Associated Properties, Inc. and on July 6, 1982 to the present name Fuel Corporation of America. On February 21, 1991, a new Nevada
corporation was incorporated, also named Fuel Corporation of America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In Minnesota the business of the Company had been trees and then mining, oil and gas and related products. The Company has not had operations for last four years. The Company is currently exploring merging with a suitable operational company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets as of June 30, 2002 except cash. The relevant accounting policies and procedures are listed below.

Accounting Basis
The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

In June 2002 the Company issued a $10,000 note payable to its president. This note is convertible to restricted common stock at the discretion of the holder.

     Average Shares                   3,971,612
     Conversion of Note Payable          10,000
     Diluted Shares                   3,981,612

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.




PAGE-26




Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based
Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, and 1. non-employees. 2. employees or directors The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these categories treats the valuation of the stock issuance for accounting purposes in a specific manner.

1. Non employees              the security is recorded at its fair
value

2. Employees or directors
                              Non-compensatory      No    security
                              value  is booked until the stock  is
                              actually paid for
                              Compensatory        The Company  may
                              select    between    two    methods,
                              compensation   is   calculated   and
                              recorded  at  the  securities'  fair
                              value, or intrinsic value

The Company has selected to utilize the fair value method for the valuation of it securities given as compensation.

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods of the audit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate which would supply the needed cash flow.




PAGE-27-




NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
On April 15, 1991 the Company authorized 1,500,000 shares of preferred stock with a par value of $0.001 per share. Currently there is no preferred stock issued or outstanding. The Company does not anticipate the utilization of this preferred stock in the near future.

Common Stock
On April 15, 1991 the Company changed its capital structure of common stock to 50,000,000 shares authorized with a par value of $0.001. This has been the structure from that time until the present.

During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered.

At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company. During April 2001 the president was reimbursed for some of these expenditures at $1.00 of expenditure per share. During July through September 30, 2001 the President received additional shares to cover expenses paid on behalf of the corporation.

During the first six months of 2002 the Company issued 8,166 shares of restricted common stock to its president for expenses that he had paid previously.

During the first six months of 2002 the Company issued to its accountant 600 shares of common stock to cover $600 of services rendered on behalf of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Nevada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officer(s) and director(s) of the

Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.




PAGE-28-




NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $190,540, which is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL of $1,270,265. The total valuation allowance is a comparable $190,540.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

          Net change in Deferred Tax Benefit less the
          valuation account                               0

          Current Taxes Payable                           0

          Net Provision for Income Taxes                  0

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year's NOL and the year of expiration if not utilized.

          Year Created           Amount          Year to Expire
         ---------------       ---------       -----------------
          Prior to 1994         880,008         various years
                                                ending 2013

          1994                  187,389           2014
          1995                   23,007           2015
          1996                   26,957           2016
          1997                  112,844           2017
          1998                    2,043           2018
          1999                    4,923           2019
          2000                   20,082           2020
          2001                   13,012           2021
                              -----------
    Total NOL Carryforward    1,270,265
                              ===========




PAGE-29-




NOTE 7. REVENUE AND EXPENSES

The Company currently has no operations and no revenue. All expenses shown on these financial statements were initially paid by the president and subsequently reimbursed by the Company. This reimbursement was done with shares of common stock in 1997 and again in 2001 and 2002.

Note 6.   OPERATING LEASES AND OTHER COMMITMENTS:

As explained in the note pertaining to related parties, the Company uses the offices of its president with no charge. The
Company also has no assets or lease obligations of any kind. The five year projection of these future obligations are as followings will be zero in each year.

                         Year 1  Year 2  Year 3  Year 4  Year 5

Operating Leases, etc         0       0       0       0       0


NOTE 8.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141  Business Combinations

This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS 142  Goodwill and Other Intangibles Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB
17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143  Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS  144  Accounting for the Impairment or Disposal of Long-Lived
Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.




PAGE-30-




The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows. These standards will have an impact if the Company merges with an operating entity.

SFAS  145   Extra-ordinary  item  classification,  sale-lease-back
classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as extra-ordinary items. This standard also amends SFAS 13 in that it requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-lease-back provisions of SFAS 98. The effective date of this statement is May 15, 2002.

NOTE 9.   NOTE PAYABLE

In  June  2002  the  president of the Company loaned  the  Company
$10,000. This loan was made on a demand note with no stated interest. This note is convertible to common stock at the discretion of the holder for 10,000 shares at $1.00 per share.















PAGE-31-




                    FUEL CORPORATION OF AMERICA

                           Balance Sheet
                             unaudited

              As of March 31, 2002, December 31, 2001

                              ASSETS

                                     March 31,       December
                                                      31,
                                       2002            2001

      CURRENT ASSETS
                Cash                          0               0
                                  ----------------   ---------------
Total Current Assets                          0               0
                                  ----------------   ---------------
        OTHER ASSETS                          0               0
                                  ----------------   ---------------
  Total Other Assets                          0               0
                                  ----------------   ---------------
        TOTAL ASSETS                          0               0
                                  ================   ===============


















The accompanying notes are an integral part of these statements




PAGE-32-




                    FUEL CORPORATION OF AMERICA

                           Balance Sheet
                             unaudited

              as of March 31, 2002, December 31, 2001

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                     March 31,        December 31,
                                        2002            2001

           LIABILITIES
Current Liabilities                       8,166           2,003
                                   ----------------   ---------------
Total Current                             8,166           2,003
Liabilities                        ----------------   ---------------

  STOCKHOLDERS' EQUITY

Common Stock,
authorized
50,000,000 shares,
issued and
outstanding 3,967,229
shares
March 31, 2002,
3,967,229
shares for December
31, 2001,
par value $0.001                          3,967           3,967

    Additional Paid In                1,265,409       1,265,409
               Capital

     Retained Earnings
                (Loss)               (1,277,542)     (1,271,379)
                                   ----------------   ---------------
   Total Stockholders'                   (8,166)         (2,003)
                Equity             ----------------   ---------------

 TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY                        0               0
                                   ================   ===============




The accompanying notes are an integral part of these statements




PAGE-33-




                    FUEL CORPORATION OF AMERICA

                      Statement of Operations
                             unaudited

             for the 3 months ended March 31, 2002 and
                               2001

                                    3 months       3 months
                                      ended          ended
                                    3/31/2002      3/31/2001

                Revenue

                  Sales                      0              0
                                  ----------------   ---------------
          Total Revenue                      0              0
                                  ----------------   ---------------

     OPERATING EXPENSES

     Legal & Accounting                  1,000          1,950
             Consulting                      -            500
            General and                  5,163         10,562
         Administrative           ----------------   ---------------
        Total Operating                  6,163         13,012
               Expenses           ----------------   ---------------

Operating Income (Loss)                 (6,163)       (13,012)

   Provision for Income                      0              0
                  Taxes           ----------------   ---------------

      Net Income (Loss)                 (6,163)       (13,012)
                                  ================   ===============

    Primary and Diluted
    Earnings (Loss) per                      a          (0.01)
                  Share           ----------------   ---------------

Weighted Average Number
                     of
          Common Shares              3,967,229      2,347,671
            Outstanding           ----------------   ---------------


     a: less than $0.01




The accompanying notes are an integral part of these statements




PAGE-34-




                    FUEL CORPORATION OF AMERICA

                 Statement of Stockholders' Equity
                             unaudited
             From December 31, 1998 to March 31, 2002

                        Common Stock      Paid in   Accumulated   Total
                       Shares    Amount   Capital   Deficit      Stockholders'
                                                                  Equity
                     ---------------------------------------------------------


Balance,
December 31, 1998    1,682,105  1,682    1,228,523  (1,232,326)    (2,121)


Retained Earnings                                       (5,174)    (5,174)
        (Deficit)    ---------------------------------------------------------

Balance,
December 31, 1999    1,682,105  1,682    1,228,523  (1,237,500)    (7,295)


Retained Earnings
        (Deficit)                                      (20,867)   (20,867)
                     ---------------------------------------------------------
Balance, December
         31, 2000    1,682,105  1,682    1,228,523  (1,258,367)   (28,162)


Conversion of Debt
      and Services   2,285,124  2,285       36,886                 39,171


Retained Earnings
        (Deficit)                                      (13,012)   (13,012)
                     ---------------------------------------------------------
Balance, December
         31, 2001    3,967,229  3,967    1,265,409  (1,271,379)    (2,003)


Retained Earnings                                       (6,163)    (6,163)
        (Deficit)
                     ---------------------------------------------------------
 Balance, March 31,
              2002   3,967,229  3,967    1,265,409  (1,277,542)    (8,166)
                     =========================================================





The accompanying notes are an integral part of these statements




PAGE-35-




                    FUEL CORPORATION OF AMERICA

                      Statement of Cash Flow
                             unaudited
            for the 3 months ended 3/31/02 and 3/31/01

                                    3 months      3 months
                                      ended         ended
                                    3/31/2002     3/31/2001
                                   ------------  --------------
        Cash from Operations

                    Net Loss           (6,163)       (13,012)

  Change in Accounts Payable            6,163       (26,159)
                                   ------------  --------------
 Cash Provided by Operations                0       (39,171)
                                   ------------  --------------
    Cash Used in Investments                0              0
                                   ------------  --------------
         Cash from Financing
      Conversion of Debt and                0         39,171
                    Services       ------------  --------------

      Total Cash Provided by                0         39,171
                   Financing       ------------  --------------

          Net Change in Cash                0              0

              Beginning Cash                0              0
                                   ------------  --------------
                 Ending Cash                0              0
                                   ============  ==============

                  Taxes Paid
                             3 months in 2002 $0
                             3 months in 2001 $0



               Interest Paid
                             3 months in 2002 $0
                             3 months in 2001 $0





The accompanying notes are an integral part of these statements




PAGE-36-




                    FUEL CORPORATION OF AMERICA
                   NOTES TO FINANCIAL STATEMENTS


Note 1. GENERAL ORGANIZATION AND BUSINESS
Fuel Corporation of America, (the Company), was originally organized in the State of Minnesota on December 18, 1957. On November 13, 1971 the name was changed to Minnesota Associated Properties, Inc. and on July 6, 1982 to the present name Fuel Corporation of America. On February 21, 1991, a new Nevada
corporation was incorporated, also named Fuel Corporation of America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In Minnesota the business of the Company had been trees and then mining, oil and gas and related products. The Company has not had operations for last four years. The Company is currently exploring merging with a suitable operational company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets as of March 31, 2002. The relevant accounting policies and procedures are listed below.

Accounting Basis
The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.




PAGE-37-




Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based
Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, and 1. non-employees. 2. employees or directors The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these categories treats the valuation of the stock issuance for accounting purposes in a specific manner.

1. Non employees              the security is recorded at its fair
value

2. Employees or directors
                              Non-compensatory      No    security
                              value  is booked until the stock  is
                              actually paid for
                              Compensatory        The Company  may
                              select    between    two    methods,
                              compensation   is   calculated   and
                              recorded  at  the  securities'  fair
                              value, or intrinsic value

The Company has selected to utilize the fair value method for the valuation of it securities given as compensation.

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods of the audit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate which would supply the needed cash flow.




PAGE-38-




NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
On April 15, 1991 the Company authorized 1,500,000 shares of preferred stock with a par value of $0.001 per share. Currently there is no preferred stock issued or outstanding. The Company does not anticipate the utilization of this preferred stock in the near future.

Common Stock
On April 15, 1991 the Company changed its capital structure of common stock to 50,000,000 shares authorized with a par value of $0.001. This has been the structure from that time until the present.

During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered.

At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company. During April 2001 the president was reimbursed for some of these expenditures at $1.00 of expenditure per share. During July through September 30, 2001 the President received additional shares to cover expenses paid on behalf of the corporation

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Nevada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officer(s) and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.




PAGE-39-




SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $191,464, which is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL of $1,276,428. The total valuation allowance is a comparable $191,464.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.


          Net change in Deferred Tax Benefit less the
          valuation account                                0

          Current Taxes Payable                            0


          Net Provision for Income Taxes                   0

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year's NOL and the year of expiration if not utilized.

          Year Created       Amount            Year to Expire
         ---------------    --------       ------------------------
          Prior to 1994     880,008             various years
                                                ending 2013

          1994              187,389                    2014
          1995               23,007                    2015
          1996               26,957                    2016
          1997              112,844                    2017
          1998                2,043                    2018
          1999                4,923                    2019
          2000               20,082                    2020
          2001               13,012                    2021
          2002                6,163                    2022
                           ----------
Total NOL Carryforward     1,276,428

NOTE 7. REVENUE AND EXPENSES

The Company currently has no operations and no revenue. All expenses shown on these financial statements were initially paid by the president and subsequently reimbursed by the Company. This reimbursement was done with shares of common stock in 1997 and again in 2001.




PAGE-40-




Note 6.   OPERATING LEASES AND OTHER COMMITMENTS:

As explained in the note pertaining to related parties, the Company uses the offices of its president with no charge. The
Company also has no assets or lease obligations of any kind. The five year projection of these future obligations are as followings will be zero in each year.

                         Year 1  Year 2  Year 3  Year 4    Year 5

Operating Leases, etc         0       0       0       0         0


Note 8.        THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141  Business Combinations

This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS 142  Goodwill and Other Intangibles Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB
17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143  Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS  144  Accounting for the Impairment or Disposal of Long-Lived
Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows. These standards will have an impact if the Company merges with an operating entity.




PAGE-41-




                         SHELLEY INTL CPA
                         161 E. 1ST St. #1
                          Mesa, AZ 85201
                          (480) 461-8301

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors/
Audit Committee

Fuel Corporation of America

     I have audited the accompanying balance sheets of Fuel Corporation of America as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Corporation of America as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

                              SHELLEY INTL CPA


April 30, 2002
Mesa, AZ




PAGE-42-




                    FUEL CORPORATION OF AMERICA
                           Balance Sheet
                 as of December 31, 2001 and 2000

                              ASSETS

CURRENT ASSETS
Cash                                       0         0
                             ----------------------------
Total Current Assets                       0         0
                             ----------------------------
OTHER ASSETS                               0         0
                             ----------------------------
Total Assets                               0         0
                             ----------------------------


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                       2,003    28,162
                             ----------------------------
Total Current Liabilities              2,003    28,162
                             ----------------------------
STOCKHOLDERS' EQUITY

Common Stock, authorized
50,000,000 shares, issued and
outstanding 3,967,229 shares at
December 31, 2001 and 1,682,105        3,967     1,682
shares at December 31, 2000  ----------------------------

Additional Paid in Capital         1,265,409  1,228,523
                             ----------------------------

Retained Earnings (Loss)          (1,271,379) (1,258,367)
                             ----------------------------

Total Stockholders' Equity           (2,003)  (28,162)
                             ----------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       0         0
                             ----------------------------




The accompanying notes are an integral part of these statements




PAGE-43-




                    FUEL CORPORATION OF AMERICA
                      Statement of Operations
                 for the years 2001, 2000 and 1999

                                     Year       Year        Year
                                     2001       2000        1999

REVENUE                                 0          0           0
                                 ---------------------------------
Total Revenue                           0          0           0
                                 ---------------------------------
OPERATING EXPENSES
Legal & Accounting                  1,950      4,500           0
Consulting                            500          0           0
General & Administrative           10,562     16,367       5,174
                                 ---------------------------------
Total Operating Expenses           13,012     20,867       5,174
                                 ---------------------------------
Operating Income (Expense)        (13,012)   (20,867)     (5,174)
                                 ---------------------------------

Provision for Income Taxes              0          0           0
                                 ---------------------------------
Net Income (Expense)              (13,012)   (20,867)     (5,174)
                                 ---------------------------------

Primary   and  Diluted  Earnings
(Loss) per Share                     (.01)      (.01)          a
                                 ---------------------------------
Weighted  Average Number of
Common Shares Outstanding       2,347,671   1,682,105   1,682,105
                                 ---------------------------------


a = less the $0.01




The accompanying notes are an integral part of these statements




PAGE-44-




                    FUEL CORPORATION OF AMERICA
                 Statement of Stockholders' Equity
            From December 31, 1999 to December 31, 2001

                    Common     Common
                    Stock      Stock      Paid in   Accumulated    Total
                    Shares     Amount     Capital   Deficit        Equity


Balance, 12/31/98   1,682,105   1,682    1,228,523  (1,232,326)   (2,121)

Retained (Deficit)                                      (5,174)   (5,174)
                   --------------------------------------------------------
Balance, 12/31/99   1,682,105   1,682    1,228,523  (1,237,500)   (7,295)

Retained (Deficit)                                     (20,867)  (20,867)
                   --------------------------------------------------------
Balance, 12/31/00   1,682,105   1,682    1,228,523  (1,258,367)  (28,162)

Conversion of Debt
and Services        2,285,124   2,285       36,886                39,171

Retained (Deficit)                                     (13,012)  (13,012)
                   --------------------------------------------------------
Balance, 12/31/01   3,967,229   3,967    1,265,409  (1,271,379)   (2,003)
                   --------------------------------------------------------










The accompanying notes are an integral part of these statements




PAGE-45-




                    FUEL CORPORATION OF AMERICA
                      Statement of Cash Flows
                 for the years 2001, 2000 and 1999

                                    Year      Year     Year
                                    2001      2000     1999
Cash from Operations
Net Loss                          (13,012)  (20,867)  (5,174)

Change in Accounts Payable        (26,159)   20,867    5,174
                                -------------------------------
Cash Provided by Operations       (39,171)        0        0
                                -------------------------------
Cash Used by Operations                 0         0        0
                                -------------------------------
Cash from Financing
Conversion of Debt                 39,171         0        0
                                -------------------------------
Cash Provided by Financing         39,171         0        0
                                -------------------------------
Net Change in Cash                      0         0        0
                                -------------------------------
Beginning Cash                          0         0        0
                                -------------------------------
Ending Cash                             0         0        0
                                -------------------------------
Supplemental Cash Flow Information

Taxes paid
Year 2001 $0
Year 2000 $0
Year 1999 $0

Interest Paid
Year 2001 $0
Year 2000 $0
Year 1999 $0





The accompanying notes are an integral part of these statements




PAGE-46-




                    FUEL CORPORATION OF AMERICA
                   NOTES TO FINANCIAL STATEMENTS

Note 1. GENERAL ORGANIZATION AND BUSINESS
Fuel Corporation of America, (the Company), was originally organized in the State of Minnesota on December 18, 1957. On November 13, 1971 the name was changed to Minnesota Associated Properties, Inc. and on July 6, 1982 to the present name Fuel Corporation of America. On February 21, 1991, a new Nevada
corporation was incorporated, also named Fuel Corporation of America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In Minnesota the business of the Company had been trees and then mining, oil and gas and related products. The Company has not had operations for last four years. The Company is currently exploring merging with a suitable operational company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets. The relevant accounting policies and procedures are listed below.

Accounting Basis
The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.




PAGE-47-




Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based
Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, and 1. non-employees. 2. employees or directors The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these categories treats the valuation of the stock issuance for accounting purposes in a specific manner.

1. Non employees              the security is recorded at its fair
value

2. Employees or directors
                              Non-compensatory      No    security
                              value  is booked until the stock  is
                              actually paid for
                              Compensatory        The Company  may
                              select    between    two    methods,
                              compensation   is   calculated   and
                              recorded  at  the  securities'  fair
                              value, or intrinsic value

The Company has selected to utilize the fair value method for the valuation of it securities given as compensation.

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods of the audit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate which would supply the needed cash flow.




PAGE-48-




NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
On April 15, 1991 the Company authorized 1,500,000 shares of preferred stock with a par value of $0.001 per share. Currently there is no preferred stock issued or outstanding. The Company does not anticipate the utilization of this preferred stock in the near future.

Common Stock
On April 15, 1991 the Company changed its capital structure of common stock to 50,000,000 shares authorized with a par value of $0.001. This has been the structure from that time until the present.

During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered.

At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company. During April 2001 the president was reimbursed for some of these expenditures at $1.00 of expenditure per share. During July through September 30, 2001 the President received additional shares to cover expenses paid on behalf of the corporation.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Nevada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officer(s) and director(s) of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.




PAGE-49-




SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $190,540, which is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL of $1,270,265. The total valuation allowance is a comparable $190,540.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

          Net change in Deferred Tax Benefit less the
          valuation account                             0

          Current Taxes Payable                         0

          Net Provision for Income Taxes                0

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year's NOL and the year of expiration if not utilized.

          Year Created       Amount         Year to Expire
         ---------------    --------       ------------------
          Prior to 1994     880,008        various years
                                             ending 2013
          1994              187,389                 2014
          1995               23,007                 2015
          1996               26,957                 2016
          1997              112,844                 2017
          1998                2,043                 2018
          1999                4,923                 2019
          2000               20,082                 2020
          2001               13,012                 2021

          Total NOL Carryforward1,270,265

NOTE 7. REVENUE AND EXPENSES

The Company currently has no operations and no revenue. All expenses shown on these financial statements were initially paid by the president and subsequently reimbursed by the Company. This reimbursement was done with shares of common stock in 1997 and again in 2001.

Note 6.   OPERATING LEASES AND OTHER COMMITMENTS:

As explained in the note pertaining to related parties, the Company uses the offices of its president with no charge. The
Company also has no assets or lease obligations of any kind. The five year projection of these future obligations are as followings will be zero in each year.

                         Year 1  Year 2  Year 3  Year 4  Year 5

Operating Leases, etc         0       0       0       0       0




PAGE-50-




NOTE 8.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141  Business Combinations

This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS 142  Goodwill and Other Intangibles Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB
17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143  Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS  144  Accounting for the Impairment or Disposal of Long-Lived
Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

SFAS  145   Extra-ordinary  item  classification,  sale-lease-back
classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as extra-ordinary items. This standard also amends SFAS 13 in that it requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-lease-back provisions of SFAS 98. The effective date of this statement is May 15, 2002.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows. These standards will have an impact if the Company merges with an operating entity.




PAGE-51-





                        Shelley Intl., CPA
                         161 E. 1st. St #1
                          Mesa, AZ 85201
                          (480) 461-8301

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors/
Audit Committee

Fuel Corporation of America

     I have audited the accompanying balance sheets of Fuel Corporation of America as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Corporation of America as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

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


                              Shelley Intl., CPA


May 25, 2001
Mesa, AZ




PAGE-52-






                    FUEL CORPORATION OF AMERICA
                           Balance Sheet
                 as of December 31, 2000 and 1999

                              ASSETS
                                    12/31/00  12/31/99


CURRENT ASSETS
Cash                                       0         0
                             -----------------------------
Total Current Assets                       0         0
                             -----------------------------
OTHER ASSETS                               0         0
                             -----------------------------
Total Assets                               0         0
                             -----------------------------


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                      28,162     7,295
                             -----------------------------
Total Current Liabilities             28,162     7,295
                             -----------------------------
STOCKHOLDERS' EQUITY

Common Stock, authorized
50,000,000 shares, issued and
outstanding 3,967,229 shares at
December 31, 2001 and 1,682,105        1,682     1,682
shares at December 31, 2000  -----------------------------

Additional Paid in Capital         1,228,523  1,228,523
                             -----------------------------

Retained Earnings (Loss)          (1,258,367) (1,258,367_
                             -----------------------------

Total Stockholders' Equity          (28,162)   (7,295)
                             -----------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      0         0
                             -----------------------------




The accompanying notes are an integral part of these statements




PAGE-53-




                    FUEL CORPORATION OF AMERICA
                      Statement of Operations
                 for the years 2001, 2000 and 1999

                                     Year       Year        Year
                                     2001       2000        1999

REVENUE                                 0          0           0
                               ------------------------------------
Total Revenue                           0          0           0
                               ------------------------------------
OPERATING EXPENSES
Legal & Accounting                  4,500          0           0
Consulting                              0          0           0
General & Administrative           16,367      5,174       2,121
                               ------------------------------------
Total Operating Expenses           20,867      5,174       2,121
                               ------------------------------------
Operating Income (Expense)        (20,867)    (5,174)     (2,121)
                               ------------------------------------

Provision for Income Taxes              0          0           0
                               ------------------------------------
Net Income (Expense)              (20,867)    (5,174)     (2,121)
                               ------------------------------------

Primary and Diluted Earnings
(Loss) per Share                    (.01)          a           a
                               ------------------------------------
Weighted Average Number of
Common Shares Outstanding      1,682,105   1,682,105   1,682,105
                               ------------------------------------


a = less the $0.01




The accompanying notes are an integral part of these statements




PAGE-54-




                    FUEL CORPORATION OF AMERICA
                 Statement of Stockholders' Equity
            From December 31, 1997 to December 31, 2000

                    Common     Common
                    Stock      Stock      Paid in   Accumulated    Total
                    Shares     Amount     Capital   Deficit        Equity

Balance, 12/31/97  1,682,105   1,682     1,228,523  (1,230,205)       0

Retained (Deficit)             1,682     1,228,523      (2,121)  (2,121)
                  ---------------------------------------------------------
Balance, 12/31/98  1,682,105   1,682     1,228,523  (1,232,326)  (2,121)

Retained (Deficit)                                      (5,174)  (5,174)
                  ---------------------------------------------------------
Balance, 12/31/99  1,682,105   1,682     1,228,523  (1,237,500)  (7,295)

Retained (Deficit)                                     (20,867) (20,867)
                  ---------------------------------------------------------
Balance, 12/31/00  1,682,105   1,682     1,228,523  (1,258,367) (28,162)
                  ---------------------------------------------------------









The accompanying notes are an integral part of these statements




PAGE-55-





                    FUEL CORPORATION OF AMERICA
                      Statement of Cash Flows
                 for the years 2000, 1999 and 1998

                                     Year      Year     Year
                                     2000      1999     1998
Cash from Operations
Net Loss                          (20,867)   (5,174)  (2,121)

Change in Accounts Payable         20,867     5,174    2,121
                                 --------------------------------
Cash Provided by Operations             0         0        0
                                 --------------------------------
Cash Used by Operations                 0         0        0
                                 --------------------------------
Cash from Financing
Conversion of Debt                      0         0        0
                                 --------------------------------
Cash Provided by Financing              0         0        0
                                 --------------------------------
Net Change in Cash                      0         0        0
                                 --------------------------------
Beginning Cash                          0         0        0
                                 --------------------------------
Ending Cash                             0         0        0
                                 --------------------------------
Supplemental Cash Flow Information

Taxes paid
Year 2000 $0
Year 1999 $0
Year 1998 $0

Interest Paid
Year 2000 $0
Year 1999 $0
Year 1998 $0





The accompanying notes are an integral part of these statements




PAGE-56-




                      FUEL CORPORATION OF AMERICA
            September 30, 2000, December 31, 1999, 1998

                   NOTES TO FINANCIAL STATEMENTS


Note 1. GENERAL ORGANIZATION AND BUSINESS
Fuel Corporation of America, (the Company), was originally organized in the State of Minnesota on December 18, 1957. On November 13, 1971 the name was changed to Minnesota Associated Properties, Inc. and on July 6, 1982 to the present name Fuel Corporation of America. On February 21, 1991, a new Nevada
corporation was incorporated, also named Fuel Corporation of America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In Minnesota the business of the Company had been trees and then mining, oil and gas and related products. The Company has not had operations for last four years. The Company is currently exploring merging with a suitable operational company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets. The relevant accounting policies and procedures are listed below.

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

Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.




PAGE-57-




NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek a suitable merger candidate which would supply the needed cash flow.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
On April 15, 1991 the Company authorized 1,500,000 shares of preferred stock with a par value of $0.001 per share. Currently there is no preferred stock issued or outstanding. The Company does not anticipate the utilization of this preferred stock in the near future.

Common Stock
On April 15, 1991 the Company changed its capital structure of common stock to 50,000,000 shares authorized with a par value of $0.001. This has been the structure from that time until the present.

During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered.

At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Nevada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officer(s) and director(s) of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.




PAGE-58-




NOTE 6. PROVISION FOR INCOME TAXES

As of December 31, 2000 the Company had a federal net operating loss carryforward (NOL) of $1,257,253. Nevada has no state corporate income taxes. This federal NOL in the future could be utilized to cover taxable operating income of the same amount, thus creating a future net tax benefit of $188,588 at the minimum federal corporate tax rate of 15%. Because of the non-operational nature of the Company at present, there is substantial doubt as to the Company's ability to fully utilize this tax benefit. Therefore, the Company has established a valuation account which in effect, negates the tax benefit.

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

          Year Created       Amount         Year to Expire
         ---------------    --------      -------------------
          Prior to 1994     880,008        various years
                                            ending 2008

          1994              187,389                2009
          1995               23,007                2010
          1996               26,957                2011
          1997              112,844                2012
          1998                2,043                2013
          1999                4,923                2014
          2000               20,082                2015
                         ---------------
Total NOL Carryforward     1,257,253
                         ===============


NOTE 7. REVENUE AND EXPENSES

The Company currently has no operations and no revenue. All expenses shown on these financial statements were initially paid by the president and subsequently reimbursed by the Company. This reimbursement was done with shares of common stock in 1997.




PAGE-59-




                             PART III

Item 9.  Director(s), Executive Officer(s), Promoters and  Control
      Persons

Director(s), Executive Officer(s), Promoters and Control Persons

Each of FCA's director(s) is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of the officer(s) is appointed by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding executive officer(s) and director(s) of FCA as of February 25, 2002:

  Name and Address       Age                Position
 ------------------    ------  -----------------------------
Frank Hall               67     President & CEO, Director

Background  of  Director(s), Executive Officer(s),  Promoters  and
Control Persons

Frank Hall was a graduate of the University of Southern California 1957. Hall majored in finance in the school of Business Administration. He has held Life and insurance disability license and represents many insurance companies. Mr. Hall worked as President and CEO of ProCell Communications, Inc., a Las Vegas based Company. In 1992, Mr. Hall also was Marketing Vice President for Equity First Mortgage, a Nevada based Company. Prior to that, Hall devoted most of his time between Fuel Corporation of America and insurance sales. Hall is on the Board of Directors of Entretech, LLP and Uniworld, Inc. both Nevada based Companies, dedicated to Building a Consumer Comparison Center in Las Vegas with Municipal and Government Assistance.

Significant Employees

The   Company  has  no  regular  employees.  Frank  Hall   devotes
approximately 10% of his time to the Company's business.

Family Relationships

The are no relevant family relationships.

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant of FCA has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee, or consultant of FCA has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of FCA has been convicted of violating a federal or state securities or commodities law.




PAGE-60-




Item 10. Executive Compensation.

Presently, none of the Company's current officer(s) or director(s) receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past 12 years. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay the officer(s) or director(s). Further, none of the officer(s) or director(s) are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post- transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of
management  has  agreed  to disclose to the Company's   Board   of
  Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the  Board  to affirmatively approve such a transaction.

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

Item  11.  Security  Ownership of Certain  Beneficial  Owners  and
Management.

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of FCA's Common Stock by all persons known by FCA to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to FCA' knowledge, either sole or majority voting and investment power.


Item  11.  Security  Ownership of Certain  Beneficial  Owners  and
Management.

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of FCA's Common Stock by all persons known by FCA to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to FCA' knowledge, either sole or majority voting and investment power.


Title Of     Name and         Position     Amount of   Percent of
 Class      Address of                      shares      Class
            Beneficial                      held by
          Owner of Shares                    Owner
--------------------------------------------------------------------
Common    Frank Hall       President and     2,805,889    70.26%
          7341 West        CEO, Director
          Charleston
          Boulevard,
          Suite 130, Las
          Vegas, Nevada
          89117

Common                     Executive         2,805,889    70.26%
                           Officers and
                           Directors as a
                           Group
--------------------------------------------------------------------




PAGE-61-




Item 12. Certain Relationships and Related Transactions.

During the year 1997 the Company converted $188,975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.

Also, during 1997 the Company paid its president 312,500 shares of common stock for previous services rendered.

At the end of 1997 the Board of Directors also authorized the president to find a suitable merger candidate. The president was authorized to spend funds to pursue a merger candidate and the Company authorized reimbursement of these expenses. During the years following the president spent his own funds in pursuit of a merger candidate and for certain minimal fees and expenses of the Company. During April 2001 the president was reimbursed for some of these expenditures at $1.00 of expenditure per share. During July through September 30, 2001 the President received additional shares to cover expenses paid on behalf of the corporation.

During the first nine months of 2002 the Company issued 24,229 shares of restricted common stock to its president for debt.

During the first nine months of 2002 the Company issued 2,135 shares of common stock to cover $2,135 of services rendered on behalf of the Company.

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Nevada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officer(s) and director(s) of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (i)  Articles of Incorporation. To be filed separately.
         (ii) Bylaws of FCA adopted on June 21, 2001, to be filed seperatly.

  23.    Consent of Experts and Counsel
         Consent of Mark Shelley, CPA. To be filed separately

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.




PAGE-62-




                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  Fuel Corporation of America.
                 --------------------------------
                          (Registrant)

               By: /s/ Frank Hall, President & CEO

                        November 21, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                  Date
   ---------------       ------------         -----------------


   /s/ Frank Hall       President & CEO,      November 21, 2002
   ---------------         Director
     Frank Hall       Secretary, Principal
                       Accounting Officer

















PAGE-63-