Form 10KSB
period 2002-12-31
FUEL CORP OF AMERICA
filed 2003-08-18
CIK 216593

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from __________ to

Commission File Number 000-09283


                  FUEL CORPORATION OF AMERICA
              -----------------------------------
         (Name of small business issuer in its charter)

            Nevada                          88-0299716
       ----------------                 -------------------
(State or other jurisdiction of    (I.R.S. employer identification
incorporation or organization)                 number)

  7341 West Charleston Blvd.,
           Suite 130
       Las Vegas, Nevada                      89117
 -----------------------------              ---------
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (702) 858-3678

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Title of each class        Name of each exchange on which registered

  ---------------------------------------------------------------------

  ---------------------------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                          ------------
                        (Title of class)

                          ------------
                        (Title of class)




                             PAGE-1-





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [   ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

The issuer's revenue for its most recent fiscal year was $0.

The Company's common stock is not listed on a national stock exchange.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002 was 3,993,593.

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,
Part  I,  Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]



PART I                                                           3
 ITEM 1.  BUSINESS.                                              3
 ITEM 2.  DESCRIPTION OF PROPERTY                                7
 ITEM 3.  LEGAL PROCEEDINGS                                      7
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    7
PART II                                                          7
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS                                                         7
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
 OPERATION                                                       9
 ITEM 7.  FINANCIAL STATEMENTS                                  12
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT               13
SHELLEY INTERNATIONAL CPA                                       13
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE                            22
PART III                                                        22
 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT 22
 ITEM 10.  EXECUTIVE COMPENSATION                               23
 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
 HOLDERS                                                        23
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       24
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                     25
 ITEM 14.  CONTROLS AND PROCEDURES                              25
SIGNATURES                                                      26




                             PAGE-2-





                   FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                             PART I

ITEM 1.  BUSINESS.

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

     Pursuant to the Articles of Incorporation, the Company is authorized to issue 50,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock is entitled to one vote for each share of Common Stock held. As of December 31, 2002, there are 3,993,593 shares issued and outstanding and no shares of Preferred Stock outstanding. Presently, the Company may be defined as a "shell" company, which sole purpose is to locate and consummate a merger or acquisition with a private entity. The Company has opted to resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company. The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.




                             PAGE-3-




     The  Company's administrative office is located at 7341 West
Charleston  Boulevard, Suite 130, Las Vegas Nevada,  89117.   The
Company's telephone number is (702) 858-3678.

     The  Company's  transfer  agent is OTR  Securities  Transfer
Agent  &  Registrar,  317 SW Alder Street  Suite  1120,  Portland
Oregon, 97204, phone (503) 225-0375.

     Fuel  Corporation of America's' fiscal year end is  December
31.

Business of Issuer

Principal Products and Principal Markets

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




                             PAGE-4-





     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer(s) and director(s) of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officer(s) and director(s), or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors.
Officer(s)  and  director(s) of the Company  do  expect  to  meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after losing of the proposed transaction.

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

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger,
consolidation,   reorganization,  joint  venture   or   licensing
agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's director(s) may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.




                             PAGE-5-





     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

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

Employees

     The Company plans to rely exclusively on the services of its officer and director, Mr. Frank Hall and does not have any employees. The Company believes that its operations are currently on a small scale that is manageable by one individual.

Reports to Security Holders

Annual Reports

     The Company intends to deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended. Such annual reports will include audited financial statements.




                             PAGE-6-





Periodic Reports with the SEC

     As of the date of this annual report, we have filed all necessary periodic reports with the SEC, as required by law and regulations applicable to fully reporting companies.
Availability of Filings

     You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

     The  Company's administrative office is located at 7341 West
Charleston  Boulevard, Suite 130, Las Vegas, Nevada, 89117.   The
Company's  telephone  number is (509) 327-2964.   This  space  is
provided to the Company at no charge by Mr. Frank Hall.

     There are currently no proposed programs for the renovation, improvement or development of the facilities the Company currently uses. The Company believes that this arrangement is suitable given the nature of its current operations, and also believes that it will not need to lease additional administrative offices for at least the next 12 months.

Investment Policies

     The Company's management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

     The   Company  is  not  currently  involved  in  any   legal
proceedings  nor  does  it  have  knowledge  of  any   threatened
litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a shareholders meeting in 2002, thus there was no vote of securities holders in 2002.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     There  is  no  established public  trading  market  for  the
Company's securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops. The Company has no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of its securities.




                             PAGE-7-





Holders

     As of December 31, 2002, the Company had approximately 3,993,593 shares of $0.001 par value common stock issued and outstanding held by approximately 683 shareholders of record. The Company's Transfer Agent is OTR Securities Transfer Agent & Registrar, 317 SW Alder Street Suite 1120, Portland Oregon, 97204, phone (503)
225-0375.

Dividends

     The Company has never declared or paid any cash dividends on our common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities  Authorized  for  Issuance Under  Equity  Compensation
Plans

     The following table provides the following information as of December 31, 2002, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

       1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));
2. The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and
3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

                                 Number of        Weighted       Number of
                               Securities to       average       securities
                               be issued upon     exercise       remaining
                                exercise of       price of       available
                                outstanding      outstanding     for future
                                  options,        options,        issuance
                                warrants and    warrants and
    Plan Category                  rights          rights
-----------------------------------------------------------------------------
                                    (a)              (b)            (c)
Equity compensation plans            -                -              -
approved by security
holders

Equity compensation plans            -                -              -
not approved by security
holders

Total                                -                -              -


Recent Sales of Unregistered Securities

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




                             PAGE-8-





     During  the  first  nine months of 2002 the  Company  issued
24,229 shares of restricted common stock to its president for debt.

     During  the  first  nine months of 2002 the  Company  issued
2,135 shares of common stock to cover $2,135 of services rendered on behalf of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. Management urges you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect the Company's current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting the Company's operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks the Company faces, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

     The  Company  is  a  development  stage  enterprise  with  a business plan to seek to acquire or merge with potential businesses that may, in the Company's opinion, warrant the Company's involvement. The Company's discretion is unrestricted, and may participate in any business whatsoever that, in its opinion,  may  meet  the  business  objectives  the  Company  has addressed. Indeed, the Company may effectuate a business combination with another business outside the United States. The Company has not limited the scope of its search to a particular region. The Company does not intend to utilize any notices or advertisements in the Company's search for business opportunities.

     The Company will be primarily responsible for searching for an appropriate merger or acquisition candidate. However, to the extent that the Company's existing stockholders are aware of any potential business acquisition candidates, they are obligated to refer these candidates to management. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to the Company will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain the Company's business objectives, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation, and others. Management may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we propose to engage and have not conducted any market studies with respect to any business, property or industry.

Evaluation Criteria

     The analysis of potential business endeavors will be undertaken by or under the supervision of management, no member of which is a professional business analyst. The Company's management is comprised of individuals of varying business experiences, and they will rely on their own business judgment in formulating decisions as to the types of businesses that the Company may acquire or in which the Company may participate. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by us ultimately acquired. Management will seek to examine those factors we have discussed when making a business decision; however, the mention of these factors to be examined by management with regard to its determining the potential of a business endeavor should not be read as implying any experience or expertise on behalf of management as to the business chosen. These factors are merely illustrative of the types of factors that management may consider in evaluating a potential acquisition.




                             PAGE-9-





     Management anticipates that the selection of an acquired business will be complex and risky because of the competition for particular business opportunities. The nature of the Company's search for the acquisition of an acquired business requires maximum flexibility inasmuch as we will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among the Company's acquisition may not permit it to offset potential losses from one venture against profits from another. This should be considered a negative factor affecting any decision to purchase the shares. The Company will have virtually unrestricted flexibility in identifying and selecting a prospective acquired business. Management will consider, among other factors in evaluating a prospective acquired business and determining the "fair market value," the following:

  1.   The acquired business' net worth;

  2.   The acquired business' total assets;

  3.   The acquired business' cash flow;

  4.   Costs associated with effecting the business combination;

  5. Equity interest in and possible management participation in the acquired business;

  6.   Earnings and financial condition of the acquired business;

  7. Growth potential of the acquired business and the industry in which it operates;

  8. Experience and skill of management and availability of additional personnel of the acquired business;

  9.   Capital requirements of the acquired business;

 10.   Competitive position of the acquired business;

 11. Stage of development of the product, process or service of the acquired business;

 12. Degree of current or potential market acceptance of the product, process or service of the acquired business;

 13. Possible proprietary features and possible other protection of the product, process or service of acquired business; and

 14. Regulatory environment of the industry in which the acquired business operates.

     The preceding criteria is not intended to be exhaustive; any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a business combination consistent with the Company's business objectives. No particular consideration may be given to any particular factor.

     Although the Company believes that locating and investigating specific business proposals will take at least several months, the time this process will take is difficult to predict. The time and costs required to select and evaluate an acquired business candidate (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing following the provisions of applicable securities laws and state corporate laws) cannot presently be ascertained with any degree of certainty.




                            PAGE-10-





     The Company believes that it will make contact with business prospects primarily through the efforts of its directors, officers and stockholders, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to these prospects, and undertake further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. Some acquired business candidates may be brought to the Company's attention from various unaffiliated sources, including securities broker/dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage these firms in the future, in which event the Company may pay a finder's fee or other compensation.

     The Company has not selected any particular industry or any acquired business in which to our business combination efforts.

Tax Considerations

     As   a  general  rule,  federal  and  state  tax  laws   and
regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to the company, the acquired business and their respective stockholders. The IRS or other appropriate state tax authorities may attempt to re-characterize the tax treatment of a particular business combination; and, as a result there may be adverse tax consequences to the company, the acquired business and their respective stockholders.

Form and Structure of Acquisition

     Of the various methods and forms by which the Company may structure a transaction acquiring another business, management is likely to use, without limitation, one of the following forms:
(i) a leveraged buyout transaction in which most of the purchase price is provided by borrowings (typically secured by the assets of the acquired business and intended to be repaid out of the cash flow of the business) from one or more lenders or from the sellers in the form of a deferred purchase price; (ii) a merger or consolidation of the acquired corporation into or with us;
(iii) a merger or consolidation of the acquired corporation into or with a subsidiary of the company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of a subsidiary into or with the acquired corporation (a "reverse subsidiary merger"); (iv) an acquisition of all or a controlling amount of the stock of the acquired corporation followed by a merger of the acquired business into us; (v) an acquisition of the assets of a business by us or a subsidiary organized for this purpose; (vi) a merger or consolidation of the company with or into the acquired business or subsidiary; or (vii) a combination of any of the aforementioned methods and forms. The actual form and structure of a business combination may be also dependent upon numerous other factors pertaining to the acquired business and its stockholders as well as potential tax and accounting treatments afforded the business combination.

     The Company may utilize cash, equity, debt or a combination of these as consideration in effecting a business combination. Although the Company has no commitments to issue any shares of common stock, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. To the extent that additional shares are issued, dilution to the interest of the Company's stockholders may occur. Additionally, if a substantial number of shares of common stock are issued in connection with a business combination, a change in control of the company may occur.

     If   the  Company's securities  are  issued as part  of   an
acquisition, it cannot be predicted whether they will be issued in reliance upon exemptions from registration under applicable federal or state securities laws or will be registered for public distribution. When registration of securities is required, substantial cost may be incurred and time delays encountered. In addition, the issuance of additional securities and their potential sale in any trading market which may develop in our common stock, of which there is no assurance, may depress the price of the Company's common stock in that particular market. Additionally, issuance of additional securities by the Company would result in a decrease in the percentage of the company's issued and outstanding shares of common stock by the purchasers of the common stock being offered in this registration statement.

     The Company's operations may be limited by the Investment Company Act of 1940. While the Company will attempt to conduct operations so as not to require registration under the Investment Company Act of 1940, there can be no assurance that the Company will not be deemed to be subject to the Investment Company Act of 1940.




                            PAGE-11-





     There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a business combination or otherwise finance the operations of the acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on these borrowings and then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interest of the company. The Company's inability to borrow funds for an additional infusion of capital into an acquired business may have material adverse effects on the Company's financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, an acquired business may have already incurred debt financing and, therefore, all the risks inherent with that debt obligation. The Company does not believe that it will borrow funds in any event so it is unlikely that it will face these issues.

     Because of the Company's small size, investors should carefully consider the business constraints on the Company's ability to raise additional capital when needed. Until a time as any enterprise, product or service which the Company may acquire generates revenues sufficient to cover operating costs, it is conceivable that the Company could find itself in a situation where it needs additional funds in order to continue operations. This need could arise at a time when the Company is unable to borrow funds and/or market acceptance for the sale of additional shares of the Company's common stock does not exist.

     The Company's stockholders are relying upon the business judgment of management in connection with the proper expenditure of the funds raised in this offering and in the future operations of the company. It is not expected that the
Company's stockholders will be consulted with respect to the expenditure of the proceeds of this offering or in connection with any acquisition engaged in by the Company, unless required by law.

Daily Operations

     The Company expects to use attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision of whether or not to acquire or participate in a specific business opportunity. Although there is no current plan to hire employees on a full-time or part-time basis, some portion of working capital may be used to pay any part-time employees hired.

     Until an active business is commenced or acquired, the Company will have no employees or day-to-day operations. The Company is unable to make any estimate as to the future number of employees which may be necessary, if any, to work for the company though the Company doubts any employees will be hired at any time before a combination. If an existing business is acquired, it is possible that its existing staff would be hired by the Company. At the present time, it is the Company's intention to meet or be in telephone contact at least once a week and more frequently, if needed, to review business opportunities, evaluate potential acquisitions and otherwise operate the affairs of the company. Except for reimbursement of reasonable expenses incurred on behalf of the company, management will not be compensated for these services rendered on behalf of the company.




                            PAGE-12-





ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-9) form part of the report on the Financial Statements



                                                          PAGE

Independent Auditor's Report                              F-1
Balance Sheets                                            F-2
Income Statements                                         F-3
Statement of Stockholders' Equity                         F-4
Statement of Cash Flows                                   F-5
Footnotes                                                 F-6



































                            PAGE-13-





                    SHELLEY INTERNATIONAL CPA
                        161 E. 1ST St. #1
                         Mesa, AZ 85201
                         (480) 461-8301


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/
Audit Committee

Fuel Corporation of America

I have audited the accompanying balance sheets of Fuel Corporation of America as of December 31, 2002 and 2001 and the related statements of operations and stockholders' equity and cash flows for the years 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Corporation of America as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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


                              SHELLEY INTERNATIONAL CPA

July 29, 2003
Mesa, AZ








                           PAGE-14- F1






                   FUEL CORPORATION OF AMERICA
                          Balance Sheet
                as of December 31, 2002 and 2001

                                            12/31/02       12/31/01

                             ASSETS

Cash                                               0              0
                                              ------         ------
Total Current Assets                               0              0
                                              ------         ------
Other Assets                                       0              0
                                              ------         ------
Total Assets                                       0              0
                                              ------         ------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable                                   0          2,003
                                              ------         ------
Total Current Liabilities                          0          2,003
                                              ------         ------
Stockholders' Equity

Common Stock, authorized
50,000,000 shares issued and
outstanding 3,993,593 12/31/02,
and 3,967,229 12/31/01                         3,994          3,967


Additional Paid in Capital                 1,291,746      1,265,409

Retained Earnings (Loss)                  (1,295,740)    (1,271,379)
                                           ---------      ---------
Total Stockholders' Equity                         0         (2,003)
                                              ------         ------
Total Liabilities and Stockholders' Equity         0         (2,003)
                                              ------         ------

The accompanying notes are an integral part of these statements









                           PAGE-15- F2





                   FUEL CORPORATION OF AMERICA
                     Statement of Operations
                for the years 2002, 2001 and 2000

                                               Year         Year         Year
                                               2002         2001         2000

Revenue                                           0            0            0
                                              -----        -----        -----
Operating Expenses
Legal and Accounting                          2,100        1,950        4,500
Consulting                                                   500
General and Administrative                   22,261       10,562       16,367
                                             ------       ------       ------
Total Expenses                               24,361       13,012       20,867
                                             ------       ------       ------
Income before Taxes                         (24,361)     (13,012)     (20,867)

Provision for Income Taxes                        0            0            0
                                             ------       ------       ------
Net Income (Loss)                           (24,361)     (13,012)     (20,867)
                                             ------       ------       ------
Primary and Diluted Earnings per Share        (0.01)       (0.01)       (0.01)
                                             ------       ------       ------
Weighted Average Number of Shares         3,984,062    2,347,671    1,682,105
                                          ---------    ---------    ---------





The accompanying notes are an integral part of these statements











                           PAGE-16- F3









                   FUEL CORPORATION OF AMERICA
                Statement of Stockholders' Equity
           From December 31, 1999 to December 31, 2002


                                  Common  Stock      Paid in    Accumulated    Total
                                Shares      Amount   Capital      Deficit      Equity

Balance, December 31, 1999     1,682,105    1,682   1,228,523   (1,237,500)   (7,295)

Retained Deficit                                                   (20,867)  (20,867)
                                --------   ------    --------      -------   -------
Balance, December 31, 2000     1,682,105    1,682   1,228,523   (1,258,367)  (28,162)

Conversion of Debt and
   Services                    2,285,124    2,285      36,886                 39,171

Retained Deficit                                                   (13,012)  (13,012)
                                --------   ------    --------      -------   -------
Balance, December 31, 2001     3,967,229    3,967   1,265,409   (1,271,379)   (2,003)

Conversion of Debt                24,229       25      24,204                 24,229

Stock for Services                 2,135        2       2,133                  2,135

Retained Deficit                                                   (24,361)  (24,361)
                                --------   ------    --------      -------   -------
Balance, December 31, 2002     3,993,593    3,994   1,291,746   (1,295,740)        0
                                --------   ------    --------      -------   -------



The accompanying notes are an integral part of these statements















                           PAGE-17- F4






                   FUEL CORPORATION OF AMERICA
                     Statement of Cash Flow
                for the years 2002, 2001 and 2000

                                       Year      Year       Year
                                       2002      2001       2000

Cash from Operations

Net Loss                            (24,361)  (13,012)   (20,867)

Stock for Services                    2,135
Change in Accounts Payable           (2,003)  (26,159)    20,867
                                    -------   -------    -------
Cash Provided by Operations         (24,229)  (39,171)         0
                                    -------   -------    -------
Cash Used for Investing                   0         0          0
                                    -------   -------    -------
Cash Provided by Financing
Conversion of Debt                   24,229    39,171          0
                                    -------   -------    -------
Cash Provided by Financing           24,229    39,171          0
                                    -------   -------    -------
Net Change in Cash                        0         0          0

Beginning Cash                            0         0          0
                                    -------   -------    -------
Ending Cash                               0         0          0
                                    -------   -------    -------

Supplemental Cash Flow Information

Taxes Paid
Year 2002 $0
Year 2001 $0
Year 2000 $0

Interest Paid
Year 2002 $0
Year 2001 $0
Year 2000 $0


The accompanying notes are an integral part of these statements






                           PAGE-18- F5




                   FUEL CORPORATION OF AMERICA
                  NOTES TO FIANCIAL STATEMENTS

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS
Fuel Corporation of America, (the Company), was originally organized in the state of Minnesota on December 18, 1957. On November 13, 1971 the name was changed to Minnesota Associated Proprieties, Inc. and on July 6, 1982 to the present name Fuel Corporation of America. On February 21, 1991, a new Nevada
corporation  was  incorporated, also named  Fuel  Corporation  of
America, and was subsequently merged with the Minnesota corporation, leaving the Nevada corporation as the surviving entity.

In Minnesota the business of the Company had been trees and then mining, oil and gas and related products. The Company has not had operations for the last four years. The Company is currently exploring merging with a suitable operational company.

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets or debt as of December 31, 2002. The relevant accounting policies and procedures are listed below.

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




                           PAGE-19- F6





                    Stock Based Compensation

The  Company accounts for its stock based compensation  based  on
provisions   in   SFAS  No.  123,  Accounting   for   Stock-Based
Compensation which utilizes the fair method for the valuation of its securities given as compensation.

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

NOTE 4.   STOCKHOLDERS' EQUITY

Preferred Stock
On April 15, 1991 the Company authorized 1,500,000 shares of preferred stock with par value of $0.001 per share. Currently there is no preferred stock issued or outstanding. The Company does not anticipate the utilization of this preferred stock in the near future.



Common Stock
On April 15, 1991 the Company changed its capital structure of common stock to 50,000,000 shares authorized with a par value of $0.001. This has been the structure from that time until the present.

During the year 1997 the Company converted $188, 975 of its debt into stock at a value of one share for every dollar of debt. The Company also wrote off an asset that it previously had on its balance sheet that related to a previous merger that did not come to completion.





                           PAGE-20- F7





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

NOTE 5    RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president who lives in Nevada. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. Some expenses, as explained above, were reimbursed. The officer(s) and director(s) of the Company are involved in other business activities and may, in the future, become involved in other business opportunities becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6    PROVISION FOR INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset  is  $194,194,  which is calculated by  multiplying  a  15%
estimated tax rate by the items making up the deferred tax account, the NOL of $1,294,626. The total valuation allowance is a comparable $194,194.





                           PAGE-21- F8





The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

          Net changes in Deferred Tax Benefit less than
           valuation account                                   0

          Current Taxes Payable                                0
                                                             -----
          Net Provision for Income Taxes                       0
                                                             -----

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year's NOL and the year of expiration if not utilized.

     Year Created        Amount                Year to Expire
     ------------        -------               --------------
     Prior to 1994       880,008               various  years ending
                                               in 2013

     1994                197,389                  2014
     1995                23,007                   2015
     1996                26,957                   2016
     1997                112,844                  2017
     1998                2,043                    2018
     1999                4,923                    2019
     2000                20,082                   2020
     2001                13,012                   2021
     2002                24,361                   2022
                         -------
Total NOL Carryforward   1,294,626
                         --------


NOTE 7    REVENUE AND EXPENSES

The Company currently has no operations and no revenue. All expenses shown on these financial statements for the years 2001 and prior were initially paid by the president and subsequently reimbursed by the Company. This reimbursement was done with shares of common stock in 1997 and again in 2001 and 2002.

NOTE 8    OPERATING LEASES AND OTHER COMMITMENTS:

As  explained  in  the  note pertaining to related  parties,  the
Company uses the offices of its president with no charge. The Company also has no assets or lease obligations of any kind. The five year projection of these future obligations of any kind. The five year projection of these future obligations are as followings will be zero in each year.

                            Year 1   Year 2   Year 3   Year 4   Year 5
Operating Leases, etc       0        0        0        0        0





                           PAGE-22- F9





ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of our executive officers or directors.

NAME            AGE      POSITION                 TERM
-----------------------------------------------------------
Frank Hall      68       President, CEO and        1
                         Director                 year(1)

Footnotes:

  (1) Directors hold office until the next annual stockholders' meeting to be held in 2003 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

     Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years:

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

Involvement on Certain Material Legal Proceedings During the Last
Five Years

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     No  director,  officer  or  significant  employee  has  been
convicted   of  violating  a  federal  or  state  securities   or
commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2002 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all forms required under Section 16(a) and had no trading activity in 2002.




                            PAGE-23-





ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant
Employees

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

Employment Contracts and Officers' Compensation

     Since the Company's incorporation, the Company has not paid any compensation to its officers. The Company does not have employment agreements with any of it sofficers, directors of employees. Any future compensation to be paid to these individuals will be determined by the Company's Board of Directors, and employment agreements will be executed. The Company does not currently have plans to pay any compensation to its officers or directors until such time as the Company is cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

     The Company currently does not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS




                            PAGE-24-





Security Ownership of Management and Certain Beneficial Owners

     The  following  table  sets forth as of  December  31,  2002 certain  information regarding the beneficial  ownership  of  the
Company's common stock by:

     1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

     2.   Each of the Company's directors and executive officers and

     3. All of the Company's directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

                  Name and Address               Amount and Nature      %  of
Title of Class    of Beneficial Owner            of Beneficial Owner    Class
------------------------------------------------------------------------------

Common Stock     Frank Hall, President and           2,805,889         70.26%
                 Director(1)

                 Officers and Directors as a Group   2,805,889         70.26%

Footnotes:

  (1)   The address of officers and directors in the table is c/o
     Fuel Corporation of America, 7341 West Charleston Blvd., Suite 130, Las Vegas, Nevada 89117.

Change in Control

     No arrangements exist that may result in a change of control of FCA.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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




                            PAGE-25-





ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit   Name and/or Identification of Exhibit
Number

  3      Articles of Incorporation & By-Laws
            a.  Articles of Incorporation of the Company
            b.  By-Laws of the Company

  23     Consent of Shelley International CPA

  99 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Company's Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

















                            PAGE-26-





                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   FUEL CORPORATION OF AMERICA

     Signature                  Title                      Date
     ---------                  -----                      ----


   /s/ Frank Hall       Chief Executive Officer    August 14, 2003
   --------------
     Frank Hall


                         CERTIFICATIONS

     I, Frank Hall, certify that:

  1.I have reviewed this annual report on Form 10-KSB of Fuel
     Corporation of America;

  2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003
/s/ Frank Hall
--------------
     President





                            PAGE-27-