Form 10QSB
period 2003-03-31
FUEL CORP OF AMERICA
filed 2003-08-18
CIK 216593

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-09283

                   FUEL CORPORATION OF AMERICA
               -----------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                             88-0299716
         ------------                     ------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                    No.)

  7341 West Charleston Blvd.,
           Suite 130
         Las Vegas, NV                          89117
 -----------------------------                 -------
(Address of principal executive               (Zip Code)
           offices)

                         (702) 858-3678
                       ------------------
      (Registrant's telephone number, including area code)

                               N/A
                           ----------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             3,993,593




                              PAGE-1-





                    FUEL CORPORATION OF AMERICA
                   (A Development Stage Company)


                         Table of Contents


                                                                Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                    3

Balance Sheet                                                   4
Statement of Operations                                         5
Statement of Stockholders' Equity                               6
Statement of Cash Flows                                         7
Notes                                                           8

Item 2. Management's Discussion and Plan of Operation           12

Item 3. Controls and Procedures                                 15

PART II - OTHER INFORMATION

Item 6. Exhibits                                                16

SIGNATURES                                                      17

CERTIFICATION                                                   17
















                              PAGE-2-





                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.





























                              PAGE-3-





                    FUEL CORPORATION OF AMERICA
                           Balance Sheet
                             unaudited
            as of March 31, 2003 and December 31, 2002

                                                  3/31/03       12/31/02

                              ASSETS

Cash                                                    0              0
                                                  -------        -------
Total Current Assets                                    0              0
                                                  -------        -------
Other Assets                                            0              0
                                                  -------        -------
Total Assets                                            0              0
                                                  -------        -------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable                                        0              0
                                                  -------        -------
Total Current Liabilities                               0              0
                                                  -------        -------
Stockholders' Equity

Common Stock, authorized
50,000,000 shares issued and
outstanding 3,993,593 12/31/02,
and 3,967,229 12/31/01                              3,994          3,994


Additional Paid in Capital                      1,291,746      1,291,746

Retained Earnings (Loss)                       (1,295,740)    (1,295,740)
                                                ---------      ---------
Total Stockholders' Equity                              0              0
                                                  -------        -------
Total Liabilities and Stockholders' Equity              0              0
                                                  -------        -------

The accompanying notes are an integral part of these statements






                              PAGE-4-




                    FUEL CORPORATION OF AMERICA
                      Statement of Operations
                             unaudited
        for the three months ended March 31, 2003 and 2002

                                            3 months       3 months
                                               ended          ended
                                             3/31/03        3/31/02

Revenue                                            0              0
                                             -------        -------
Operating Expenses

Legal and Accounting                               0          1,000

Consulting

General and Administrative                         0          5,163
                                             -------        -------
Total Expenses                                     0          6,163
                                             -------        -------
Income before Taxes                               (0)        (6,163)

Provision for Income Taxes                         0              0
                                             -------        -------
Net Income (Loss)                                 (0)        (6,163)
                                             -------        -------
Primary and Diluted Earnings per Share         (0.00)         (0.01)
                                             -------        -------
Weighted Average Number of Shares          3,993,593      3,967,229
                                             -------        -------





The accompanying notes are an integral part of these statements









                              PAGE-5-





                    FUEL CORPORATION OF AMERICA
                 Statement of Stockholders' Equity
                             unaudited
            From December 31, 1999 to December 31, 2002


                                  Common  Stock      Paid in    Accumulated    Total
                                Shares      Amount   Capital      Deficit      Equity

Balance, December 31, 1999     1,682,105    1,682   1,228,523   (1,237,500)   (7,295)

Retained Deficit                                                   (20,867)  (20,867)
                                --------   ------    --------      -------   -------
Balance, December 31, 2000     1,682,105    1,682   1,228,523   (1,258,367)  (28,162)

Conversion of Debt and
   Services                    2,285,124    2,285      36,886                 39,171

Retained Deficit                                                   (13,012)  (13,012)
                                --------   ------    --------      -------   -------
Balance, December 31, 2001     3,967,229    3,967   1,265,409   (1,271,379)   (2,003)

Conversion of Debt                24,229       25      24,204                 24,229

Stock for Services                 2,135        2       2,133                  2,135

Retained Deficit                                                   (24,361)  (24,361)
                                --------   ------    --------      -------   -------
Balance, March 31, 2003        3,993,593    3,994   1,291,746   (1,295,740)        0
                                --------   ------    --------      -------   -------






The accompanying notes are an integral part of these statement








                              PAGE-6-






                    FUEL CORPORATION OF AMERICA
                      Statement of Cash Flows
                             unaudited
         for the three months ended March 31 2003 and 2002

                                          3 months      3 months
                                             ended         ended
                                         3/31/2003     3/31/2002

Cash from Operations

Net Loss                                         0        (6,163)

Stock for Services
Change in Accounts Payable                       0         6,163
                                        -----------    ---------
Cash Provided by Operations                      0             0
                                         ----------    ---------
Cash Used for Investing                          0             0
                                        -----------    ---------
Cash Provided by Financing
Conversion of Debt                               0             0
                                        ----------     ---------
Cash Provided by Financing                       0             0
                                        ----------     ---------
Net Change in Cash                               0             0

Beginning Cash                                   0             0
                                        -----------    ---------
Ending Cash                                      0             0
                                        -----------    ---------

Supplemental Cash Flow Information

Taxes Paid
Year 2002 $0
Year 2001 $0
Year 2000 $0

Interest Paid
Year 2002 $0
Year 2001 $0
Year 2000 $0

The accompanying notes are an integral part of these statement





                              PAGE-7-





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





                              PAGE-8-





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






                              PAGE-9-





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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $194,194, which is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL of $1,294,626,. The total valuation allowance is a comparable $194,194.












                             PAGE-10-





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





                             PAGE-11-





       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about Fuel Corporation of America's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, FCA's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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




                             PAGE-12-





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




                             PAGE-13-





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




                             PAGE-14-





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

                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.




                             PAGE-15-





                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibi  Name and/or Identification of Exhibit
  t
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation

             (b) By-Laws

  99    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)




























                             PAGE-16-





                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   FUEL CORPORATION OF AMERICA
                   ---------------------------
                          (Registrant)


By: /s/ Frank Hall
   ------------------
Frank Hall, President


                           CERTIFICATION

     I, Frank Hall, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of Fuel
     Corporation of America;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003

/s/ Frank Hall
---------------
     President and CEO





                             PAGE-17-