Form 10QSB
period 2003-06-30
FUEL CORP OF AMERICA
filed 2003-08-18
CIK 216593

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-09283

                   FUEL CORPORATION OF AMERICA
               ------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                               88-0299716
       ----------------                  -------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification
incorporation or organization)                      No.)

  7341 West Charleston Blvd.,
           Suite 130
         Las Vegas, NV                       89117
 -----------------------------              -------
(Address of principal executive            (Zip Code)
           offices)

                         (702) 858-3678
                       ------------------
      (Registrant's telephone number, including area code)

                               N/A
                          -------------
 (Former name, former address and former fiscal year, if changed since last report)

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


































                              PAGE-3-





                    FUEL CORPORATION OF AMERICA
                           Balance Sheet
                             unaudited
             as of June 30, 2003 and December 31, 2002

                                                 6/30/03       12/31/02

                              ASSETS

Cash                                                   0              0
                                                  ------         ------
Total Current Assets                                   0              0
                                                  ------         ------
Other Assets                                           0              0
                                                  ------         ------
Total Assets                                           0              0
                                                  ------         ------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable                                       0              0
                                                  ------         ------
Total Current Liabilities                              0              0
                                                  ------         ------
Stockholders' Equity

Common Stock, authorized
50,000,000 shares issued and
outstanding 3,993,593 12/31/02,
and 3,967,229 12/31/01                             3,994          3,994


Additional Paid in Capital                     1,291,746      1,291,746

Retained Earnings (Loss)                      (1,295,740)    (1,295,740)
                                               ---------      ---------
Total Stockholders' Equity                             0              0
                                                  ------         ------
Total Liabilities and Stockholders' Equity             0              0
                                                  ------         ------



The accompanying notes are an integral part of these statements









                              PAGE-4-





                    FUEL CORPORATION OF AMERICA
                      Statement of Operations
                             unaudited
       for the three months ended June 30, 2003 and 2002 and
          for the six months ended June 30, 2003 and 2002


                                         3 months     3 months     6 months    6 months
                                            ended        ended        ended       ended
                                          3/31/03      3/31/02      6/30/03     6/30/02

Revenue                                         0            0            0           0
                                          -------      -------      -------     -------
Operating Expenses
Legal and Accounting                            0        1,000            0       1,600
Consulting
General and Administrative                      0        5,163            0      12,779
                                          -------      -------      -------     -------
Total Expenses                                  0        6,163            0     (14,379)
                                          -------      -------      -------     -------
Income before Taxes                            (0)      (6,163)           0     (14,379)

Provision for Income Taxes                      0            0            0           0
                                          -------      -------      -------     -------
Net Income (Loss)                               0       (6,163)           0     (14,379)
                                          -------      -------      -------     -------
Primary and Diluted Earnings per Share          0            a            0           a
                                          -------      -------      -------     -------
Weighted Average Number of Shares       3,993,593    3,967,229    3,993,593   3,981,612
                                          -------      -------      -------     -------

a = less than $0.01





The accompanying notes are an integral part of these statements











                              PAGE-5-







                    FUEL CORPORATION OF AMERICA
                 Statement of Stockholders' Equity
                             unaudited
              From December 31, 1999 to June 30, 2003


                                  Common  Stock      Paid in    Accumulated    Total
                                Shares      Amount   Capital      Deficit      Equity

Balance, December 31, 1999     1,682,105    1,682   1,228,523   (1,237,500)   (7,295)

Retained Deficit                                                   (20,867)  (20,867)
                                --------   ------    --------      -------   -------
Balance, December 31, 2000     1,682,105    1,682   1,228,523   (1,258,367)  (28,162)

Conversion of Debt and
   Services                    2,285,124    2,285      36,886                 39,171

Retained Deficit                                                   (13,012)  (13,012)
                                --------   ------    --------      -------   -------
Balance, December 31, 2001     3,967,229    3,967   1,265,409   (1,271,379)   (2,003)

Conversion of Debt                24,229       25      24,204                 24,229

Stock for Services                 2,135        2       2,133                  2,135

Retained Deficit                                                   (24,361)  (24,361)
                                --------   ------    --------      -------   -------
Balance, June 30, 2003         3,993,593    3,994   1,291,746   (1,295,740)        0
                                --------   ------    --------      -------   -------





The accompanying notes are an integral part of these statement










                              PAGE-6-





                    FUEL CORPORATION OF AMERICA
                      Statement of Cash Flows
                             unaudited
          and the six months ended June 30, 2003 and 2002

                                          6 months      6 months
                                             ended         ended
                                         6/30/2003     6/30/2002
Cash from Operations

Net Loss                                         0       (14,379)

Stock for Services                                           600
Change in Accounts Payable                       0         5,595
                                        -----------    ---------
Cash Provided by Operations                      0        (8,184)
                                         ----------    ---------
Cash Used for Investing                          0             0
                                        -----------    ---------
Cash Provided by Financing
Note Payable                                     0        10,000
Conversion of Debt                               0         8,166
                                        ----------     ---------
Cash Provided by Financing                       0        18,166
                                        ----------     ---------
Net Change in Cash                               0         9,982

Beginning Cash                                   0             0
                                        -----------    ---------
Ending Cash                                      0         9,982
                                        -----------    ---------

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

                   FUEL CORPORATION OF AMERICA
                 --------------------------------
                          (Registrant)

By: /s/ Frank Hall
    ---------------
Frank Hall, President


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

  5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003

/s/ Frank Hall
------------------
     President and CEO




                             PAGE-17-