Form 10QSB
period 2003-09-30
FUEL CORP OF AMERICA
filed 2004-02-03
CIK 216593

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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


































                              PAGE-3-





                    FUEL CORPORATION OF AMERICA
                           Balance Sheet
                             unaudited
             as of September 30, 2003 and December 31, 2002

                                                 9/30/03       12/31/02

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



The accompanying notes are an integral part of these statements









                              PAGE-4-





                    FUEL CORPORATION OF AMERICA
                      Statement of Operations
                             unaudited
       for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002


                                         3 months     3 months     9 months    9 months
                                            ended        ended        ended       ended
                                          9/30/03      9/30/02      9/30/03     9/30/02

Revenue                                         0            0            0           0
                                          -------      -------      -------     -------
Operating Expenses
Legal and Accounting                            0        1,000            0       1,600
Consulting
General and Administrative                      0        5,790            0      18,569
                                          -------      -------      -------     -------

Total Expenses                                  0        5,790            0     (20,169)
                                          -------      -------      -------     -------

Income before Taxes                            (0)      (5,790)           0     (20,169)

Provision for Income Taxes                      0            0            0           0
                                          -------      -------      -------     -------

Net Income (Loss)                               0       (5,790)           0     (20,169)
                                          -------      -------      -------     -------

Primary and Diluted Earnings per Share          0            a            0           a
                                          -------      -------      -------     -------
Weighted Average Number of Shares       3,993,593    3,967,229    3,993,593   3,981,612
                                          -------      -------      -------     -------

a = less than $0.01





The accompanying notes are an integral part of these statements











                              PAGE-5-







                    FUEL CORPORATION OF AMERICA
                 Statement of Stockholders' Equity
                             unaudited
              From December 31, 1999 to September 30, 2003


                                  Common  Stock      Paid in    Accumulated    Total
                                Shares      Amount   Capital      Deficit      Equity

Balance, December 31, 1999     1,682,105    1,682   1,228,523   (1,237,500)   (7,295)

Retained Deficit                                                   (20,867)  (20,867)
                                --------   ------    --------      -------   -------
Balance, December 31, 2000     1,682,105    1,682   1,228,523   (1,258,367)  (28,162)

Conversion of Debt and
   Services                    2,285,124    2,285      36,886                 39,171

Retained Deficit                                                   (13,012)  (13,012)
                                --------   ------    --------      -------   -------
Balance, December 31, 2001     3,967,229    3,967   1,265,409   (1,271,379)   (2,003)

Conversion of Debt                24,229       25      24,204                 24,229

Stock for Services                 2,135        2       2,133                  2,135

Retained Deficit                                                   (24,361)  (24,361)
                                --------   ------    --------      -------   -------
Balance, December 31, 2002     3,993,593    3,994   1,291,746   (1,295,740)        0
                                --------   ------    --------      -------   -------
Retained Deficit                                                         0         0
                                --------   ------    --------      -------   -------
Balance, September 30, 2003    3,993,593    3,994   1,291,746   (1,295,740)        0
                                --------   ------    --------      -------   -------





The accompanying notes are an integral part of these statement










                              PAGE-6-





                    FUEL CORPORATION OF AMERICA
                      Statement of Cash Flows
                             unaudited
          and the nine months ended September 30, 2003 and 2002

                                          9 months      9 months
                                             ended         ended
                                         9/30/2003     9/30/2002
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

The Company has no assets or debt as of September 30, 2003. The relevant accounting policies and procedures are listed below.

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

	Net changes in  Deferred Tax Benefit less than
	 valuation account    				0

	Current Taxes Payable				0
						     -----------
	Net Provision for Income Taxes			0
						     -----------



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




                             PAGE-15-





                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

(a)  Exhibits:  (those items marked with "*" are filed herewith)

Exhibit    Name and/or Identification of Exhibit
Number

  3       Articles of Incorporation & By-Laws

               (a) Articles of Incorporation

               (b) By-Laws

 31.1      *    Certification pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002 of Frank Hall

 32.1      *    Certification pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002 of Frank Hall































                             PAGE-16-





                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   FUEL CORPORATION OF AMERICA
                 --------------------------------
                          (Registrant)

By:
    ---------------
Frank Hall, President

Date: 01/26/2004

























                             PAGE-17-