Form 10KSB
period 2003-12-31
FUEL CORP OF AMERICA
filed 2004-02-10
CIK 216593

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2003

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





                             PAGE-1-




The issuer's revenue for its most recent fiscal year was $0.

The Company's common stock is not listed on a national stock exchange.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003 was 3,993,593.

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

                       TABLE OF CONTENTS

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

     Fuel Corporation of America's fiscal year end is December 31.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a shareholders meeting in 2003, thus there was no vote of securities holders in 2003.

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




                             PAGE-7-





Holders

     As of December 31, 2003, the Company had approximately 3,993,593 shares of $0.001 par value common stock issued and outstanding held by approximately 683 shareholders of record. The Company's Transfer Agent is OTR Securities Transfer Agent & Registrar, 317 SW Alder Street Suite 1120, Portland Oregon, 97204, phone (503)
225-0375.

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




                             PAGE-8-





     During the year 2002 the Company issued 24,229 shares of restricted common stock to its president for debt.

     Also during  the  year of 2002 the  Company  issued
2,135 shares of common stock to cover $2,135 of services rendered on behalf of the Company.

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



































                            PAGE-13-




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/
Audit Committee

Fuel Corporation of America

I have audited the accompanying balance sheets of Fuel Corporation of America as of December 31, 2003 and 2002 and the related statements of operations and stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Corporation of America as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company hsa experienced losses since inception, covering over eight years. This factor raises substantial doubt about the Company's ability to continue as a going concern. This factor and others are detailed in Note 3. This condition raises substantial doubt about the Company's ability to continue as a going concern.The financial statements do not include any adjustments that might result from this uncertainty.


                              SHELLEY INTERNATIONAL CPA

January 9, 2004
Mesa, AZ








                           PAGE-14- F1






                   FUEL CORPORATION OF AMERICA
                          Balance Sheet
                as of December 31, 2003 and 2002

                                            12/31/03       12/31/02

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
Stockholders' Equity

Common Stock, authorized
50,000,000 shares issued and
outstanding 3,993,593 12/31/03,
and 3,993,593 12/31/02                         3,994          3,994
par value $0.001

Additional Paid in Capital                 1,291,746      1,291,746

Retained Earnings (Loss)                  (1,295,740)    (1,295,740)
                                           ---------      ---------
Total Stockholders' Equity                         0              0
                                              ------         ------
Total Liabilities and Stockholders' Equity         0              0
                                              ------         ------

The accompanying notes are an integral part of these statements









                           PAGE-15- F2





                   FUEL CORPORATION OF AMERICA
                     Statement of Operations
                for the years 2003, 2002 and 2001


                                               2003         2002         2001

Revenue                                           0            0            0
                                              -----        -----        -----
Operating Expenses
Legal and Accounting                              0        2,100        1,950
Consulting                                                                500
General and Administrative                        0       22,261       10,562
                                             ------       ------       ------
Total Expenses                                    0       24,361       13,012
                                             ------       ------       ------
Income before Taxes                               0      (24,361)     (13,012)

Provision for Income Taxes                        0            0            0
                                             ------       ------       ------
Net Income (Loss)                                 0      (24,361)     (13,012)
                                             ------       ------       ------
Primary and Diluted Earnings per Share            a        (0.01)       (0.01)
                                             ------       ------       ------
Weighted Average Number of Shares         3,993,593    3,984,062    2,347,671
                                          ---------    ---------    ---------

a = less than $0.001



The accompanying notes are an integral part of these statements











                           PAGE-16- F3









                   FUEL CORPORATION OF AMERICA
                Statement of Stockholders' Equity


                                  Common  Stock      Paid in    Accumulated    Total
                                Shares      Amount   Capital      Deficit      Equity

Balance, December 31, 1999     1,682,105    1,682   1,228,523   (1,237,500)   (7,295)

Net Loss                                                           (20,867)  (20,867)
                                --------   ------    --------      -------   -------
Balance, December 31, 2000     1,682,105    1,682   1,228,523   (1,258,367)  (28,162)

Conversion of Debt and
   Services                    2,285,124    2,285      36,886                 39,171

Net Loss                                                           (13,012)  (13,012)
                                --------   ------    --------      -------   -------
Balance, December 31, 2001     3,967,229    3,967   1,265,409   (1,271,379)   (2,003)

Conversion of Debt                24,229       25      24,204                 24,229

Stock for Services                 2,135        2       2,133                  2,135

Net Loss                                                           (24,361)  (24,361)
                                --------   ------    --------      -------   -------
Balance, December 31, 2002     3,993,593    3,994   1,291,746   (1,295,740)        0
                                --------   ------    --------      -------   -------

Net Loss                                                                 0         0
                                --------   ------    --------      -------   -------
Balance, December 31, 2003     3,993,593    3,994   1,291,746   (1,295,740)        0
                                --------   ------    --------      -------   -------





The accompanying notes are an integral part of these statements















                           PAGE-17- F4






                   FUEL CORPORATION OF AMERICA
                     Statement of Cash Flow
                for the years 2003, 2002 and 2001


                                       2003      2002       2001

Cash from Operations

Net Loss                                  0   (24,361)   (13,012)

Stock for Services                              2,135
Change in Accounts Payable                     (2,003)   (26,159)
                                    -------   -------    -------
Cash Provided by Operations               0   (24,229)   (39,171)
                                    -------   -------    -------
Cash Used for Investing                   0         0          0
                                    -------   -------    -------
Cash Provided by Financing
Note Payable                                        0          0
Conversion of Debt                        0    24,229     39,171
                                    -------   -------    -------
Cash Provided by Financing                0         0     39,171
                                    -------   -------    -------
Net Change in Cash                        0         0          0

Beginning Cash                            0         0          0
                                    -------   -------    -------
Ending Cash                               0         0          0
                                    -------   -------    -------

Supplemental Cash Flow Information

Taxes Paid
Year 2003 $0
Year 2002 $0
Year 2001 $0

Interest Paid
Year 2003 $0
Year 2002 $0
Year 2001 $0


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

In Minnesota the business of the Company had been trees and then mining, oil and gas and related products. The Company has not had operations for the last four years. The Company is currently exploring merging with a suitable operational company in the oil field.

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets or debt as of December 31, 2003. The relevant accounting policies and procedures are listed below.

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




                           PAGE-20- F7




During  the  first nine months of 2002 the Company issued  24,229 shares of restricted common stock to its president for debt.

During 2002 the Company issued 2,135 shares of common stock to cover $2,135 of services rendered on behalf of the Company.

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

                                              2003      2002      2001
Net changes in  Deferred Tax Benefit less
valuation account                               0         0         0

Current  Taxes  Payable                         0         0         0
                                           ---------  --------- --------

Net  Provision for Income  Taxes                0         0         0
                                           ---------  --------- --------




                           PAGE-21- F8




The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year's NOL and the year of expiration if not utilized.

     Year Created        Amount              Year to Expire
    --------------      ---------           -----------------
     Prior to 1994       880,008             various years ending in 2013


     1994                197,389                    2014
     1995                 23,007                    2015
     1996                 26,957                    2016
     1997                112,844                    2017
     1998                  2,043                    2018
     1999                  4,923                    2019
     2000                 20,082                    2020
     2001                 13,012                    2021
     2002                 24,361                    2022
                        ---------
Total NOL Carryforward   1,294,626
                        ---------

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
                         Director                 year(1)

Footnotes:

  (1) Directors hold office until the next annual stockholders' meeting to be held in 2004 or until a successor or successors are elected and appointed.

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

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS




                            PAGE-24-





Security Ownership of Management and Certain Beneficial Owners

     The  following  table  sets forth as of  December  31,  2003 certain  information regarding the beneficial  ownership  of  the
Company's common stock by:

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

     During the year of 2002 the Company issued 24,229 shares of restricted common stock to its president for debt.

     During the year of 2002 the Company issued 2,135 shares of common stock to cover $2,135 of services rendered on behalf of the Company.

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




                            PAGE-25-





ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit   Name and/or Identification of Exhibit
Number

  3      Articles of Incorporation & By-Laws
            a.  Articles of Incorporation of the Company
            b.  By-Laws of the Company

  23     Consent of Shelley International CPA

  31     Certification under Section 302 of the Sarbanes-Oxley Act*

  32     Certification under Section 906 of the Sarbanes-Oxley Act*

* filed herewith

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

                   FUEL CORPORATION OF AMERICA

     Signature                  Title                      Date
     ---------                  -----                      ----


   /s/ Frank Hall       Chief Executive Officer     February 10, 2004
   --------------
     Frank Hall
















                            PAGE-27-