Form 10QSB
period 2004-03-31
FUEL CORP OF AMERICA
filed 2004-07-22
CIK 216593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-09283

FUEL CORPORATION OF AMERICA

 (Exact name of registrant as specified in its charter)

Nevada	88-0299716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer No.)

7341 West Charleston Blvd., Suite 130
Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

(702) 858-3678

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

-i-

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

FUEL CORPORATION OF AMERICA

Balance Sheet

unaudited

	3/31/04	12/31/03

ASSETS

Cash	0	0
Total Current Assets	0	0
Other Assets	0	0
Total Assets	0	0

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	2,390	0
Total Current Liabilities	2,390	0
Stockholders' Equity

Preferred Stock, Authorized 1,500,000
Shares, par value $0.001

Common Stock, authorized
50,000,000 shares, par value $0.0001, issued and
outstanding 3,993,593 at 3/31/04 and 12/31/03	3,994	3,994

Additional Paid in Capital	1,293,246	1,291,746

Retained Earnings (Loss)	(1,299,630)	(1,295,740)
Total Stockholders' Equity	0	0
Total Liabilities and Stockholders' Equity	0	0

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statement of Operations

uaudited

	3 months	3 months
	ended	ended
	3/31/04	3/31/03

Revenue	0	0

Operating Expenses
General and Administrative	3,890	0

Total Expenses	3,890	0

Income before Taxes	(3,890)	0

Provision for Income Taxes	0	0

Net Income (Loss)	(3,890)	0

Primary and Diluted Earnings per Share	(0.01)	(0.01)

Weighted Average Number of Shares	3,984,062	2,347,671

a = less than $0.01

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statement of Stockholders' Equity

(unaudited)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 1999	1,682,105	1,682	1,228,523	(1,237,500)	(7,295)

Net loss				(20,867)	(20,867)
Balance, December 31, 2000	1,682,105	1,682	1,228,523	(1,258,367)	(28,162)

Conversion of Debt
And Services	2,285,124	2,285	36,886		39,171

Net loss				(13,012)	(13,012)
Balance, December 31, 2001	3,967,229	3,967	1,265,409	(1,271,379)	(2,003)

Conversion of Debt	24,229	25	24,204		24,229

Stock for Services	2,135	2	2,133		2,135

Net loss				(24,361)	(24,361)
Balance, December 31, 2002	3,993,593	3,994	1,291,746	(1,295,740)	0
Net loss				0	0
Balance, December 31, 2003	3,993,593	3,994	1,291,746	(1,295,740)	0

Net loss				(3,890)	(3,890)
Balance, March 31, 2004	3,993,593	3,994	1,291,746	(1,299,630)	0

The accompanying notes are an integral part of these statement

FUEL CORPORATION OF AMERICA

Statement of Cash Flows

unaudited

	3 months	3 months
	ended	ended
	3/31/2004	3/31/2003
Cash from Operations

Net Loss	(3,890)	0

Contributed Services	1,500
Change in Accounts Payable	2,390	0
Cash Provided by Operations	0	0
Cash Used for Investing	0	0
Cash Provided by Financing
Net Change in Cash	0	0

Beginning Cash	0	0
Ending Cash	0	0

The accompanying notes are an integral part of these statements

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

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets as of March 31, 2004. The relevant accounting policies and procedures are listed below.

Accounting Basis

The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has no current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management’s plan to seek a suitable merger candidate which would supply the needed cash flow.

NOTE 4.

STOCKHOLDERS’ EQUITY

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

NOTE 5

RELATED PARTY TRANSACTIONS

The sole officer of the Company provides part time services to the Company.  These services are valued at $500 per month.  These services are contributed to the Company each month.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $194,552, which is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL of $1,297,016,. The total valuation allowance is a comparable $194,552.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

Net changes in Deferred Tax Benefit less

 valuation account

0

Current Taxes Payable

0

     -----------

Net Provision for Income Taxes

0

     -----------

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year’s NOL and the year of expiration if not utilized.

Year Created

Amount

Year to Expire

----------------

-----------

----------------

Prior to 1994

880,008

    various years ending in 2013

1994

197,389

2014

1995

23,007

2015

1996

26,957

2016

1997

112,844

2017

1998

2,043

2018

1999

4,923

2019

2000

20,082

2020

2001

13,012

2021

2002

24,361

2022

2003

0

2004 estimated

2,390

2024

------------

Total NOL Carryforward

1,297,016

------------

NOTE 7

REVENUE AND EXPENSES

The Company currently has no operations and no revenue.

NOTE 6

OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations of any kind.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

 This  Quarterly  Report  contains  forward-looking  statements about  Fuel Corporation of America's business, financial  condition and  prospects  that reflect management's assumptions  and  beliefs based on information currently available.  We can give no assurance that  the expectations indicated by such forward-looking statements will  be  realized.  If any of our management's assumptions  should prove   incorrect,  or  if  any  of  the  risks  and  uncertainties underlying  such  expectations  should  materialize,  FCA's  actual results  may differ materially from those indicated by the forward- looking statements.

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

(Registrant)

By:   /s/ Frank Hall

         Frank Hall, President

Date: 7/21/2004