Form 10QSB
period 2004-06-30
FUEL CORP OF AMERICA
filed 2004-07-22
CIK 216593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

FUEL CORPORATION OF AMERICA

Balance Sheet

unaudited

	6/30/04	6/03/03

ASSETS

Cash	0	0
Total Current Assets	0	0
Other Assets	0	0
Total Assets	0	0

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	3,273	0

Total Current Liabilities	3,273	0
Stockholders' Equity

Preferred Stock, Authorized 1,500,000
Shares, par value $0.001

Common Stock, authorized
50,000,000 shares, par value $0.0001, issued and
outstanding 3,993,593 at 6/30/04 and 12/31/03	3,994	3,994

Additional Paid in Capital	1,294,746	1,291,746

Retained Earnings (Loss)	(1,302,013)	(1,295,740)
Total Stockholders' Equity	0	0
Total Liabilities and Stockholders' Equity	0	0

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statement of Operations

unaudited

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	6/30/04	6/30/04	6/30/04	6/30/03

Revenue	0	0	0	0

Operating Expenses
General and Administrative	2,383	0	6,273	0

Total Expenses	2,383	0	6,273	0

Income before Taxes	(2,383)	0	(6,273)	0

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	(2,383)	0	(6,273)	0

Primary and Diluted Earnings
per Share	a	0	a	0

Weighted Average Number of
Shares	3,984,062	3,984,062	3,984,062	2,347,671

a = less than $0.01

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statement of Stockholders' Equity

(unaudited)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 1999	1,682,105	1,682	1,228,523	(1,237,500)	(7,295)

Net loss				(20,867)	(20,867)
Balance, December 31, 2000	1,682,105	1,682	1,228,523	(1,258,367)	(28,162)

Conversion of Debt
And Services	2,285,124	2,285	36,886		39,171

Net loss				(13,012)	(13,012)
Balance, December 31, 2001	3,967,229	3,967	1,265,409	(1,271,379)	(2,003)

Conversion of Debt	24,229	25	24,204		24,229

Stock for Services	2,135	2	2,133		2,135

Net loss				(24,361)	(24,361)
Balance, December 31, 2002	3,993,593	3,994	1,291,746	(1,295,740)	0
Net loss				0	0

Balance, December 31, 2003	3,993,593	3,994	1,291,746	(1,295,740)	0

Net loss				(6,273)	(6,273)
Balance, June 20, 2004	3,993,593	3,994	1,291,746	(1,302,013)	(6,273)

The accompanying notes are an integral part of these statement

FUEL CORPORATION OF AMERICA

Statement of Cash Flows

(unaudited)

3 months

3 months

6 months

6 months

ended

ended

ended

ended

6/30/04

6/30/03

6/30/04

6/30/03

Cash from Operations

Net Loss

(2,383)

0

(6,273)

0

Contributed Services

1,500

0

3,000

Change in Accounts Payable

883

0

3,273

0)

----------

----------

----------

----------

Cash Provided by Operations

0

0

0

0

----------

----------

---------

----------

Cash Used for Investing

0

0

0

0

----------

----------

----------

----------

Cash Provided by Financing

0

0

0

0

----------

----------

----------

---------

Net Change in Cash

0

0

0

0

Beginning Cash

0

0

0

0

----------

----------

----------

----------

Ending Cash

0

0

0

0

======

======

======

======

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

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets as of June 30, 2004 or December 31, 2003. The relevant accounting policies and procedures are listed below.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $194,685, which is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL of $1,297,899,. The total valuation allowance is a comparable $195,685.

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

------------------

Prior to 1994

880,008

various years ending in 2013

1994

197,389

2014

1995

23,007

2015

1996

26,957

2016

1997

112,844

2017

1998

2,043

2018

1999

4,923

2019

2000

20,082

2020

2001

13,012

2021

2002

24,361

2022

2003

0

2004 estimated

3,273

2024

------------

Total NOL Carryforward

1,297,899

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