Form 10QSB
period 2004-09-30
FUEL CORP OF AMERICA
filed 2004-11-09
CIK 216593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-09283

FUEL CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Nevada	88-0299716
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer No.)

7341 West Charleston Blvd., Suite 130 Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,984,062

FUEL CORPORATION OF AMERICA

(A Development Stage Company)

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

FUEL CORPORATION OF AMERICA

Balance Sheets

(unaudited)

9/30/04

12/31/03

ASSETS

Cash

 0

 0

Total Current Assets

 0

 0

Other Assets

 0

 0

Total Assets

 0

 0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts Payable

3,273

 0

Total Current Liabilities

3,273

 0

Stockholders’ Equity

Preferred Stock, authorized 1,500,000

shares, par $0.001

Common Stock, authorized

50,000,000 shares, par value $0.001, issued and

outstanding 3,993,593 at 9/30/04

and 12/31/03

3,994

3,994

Additional Paid in Capital

1,294,746

1,291,746

Retained Earnings (Loss)

(1,303,513)

(1,295,740)

Total Stockholders’ Equity

 0

 0

Total Liabilities and Stockholders’ Equity

 0

 0

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statements of Operations

(unaudited)

3 months

3 months

9 months

9 months

ended

ended

ended

ended

9/30/04

9/30/03

9/30/04

9/30/03

Revenue

 0

 0

 0

  0

Operating Expenses

General and Administrative

1,500

 0

7,773

 0

Total Expenses

1,500

 0

7,773

  0

Income before Taxes

(1,500)

 0

(7,773)

 0

Provision for Income Taxes

 0

 0

 0

 0

Net (Loss)

(1,500)

 0

(7,773)

 0

Primary and Diluted

 Earnings per Share

 a

 0

 a

 0

Weighted Average

 Number of Shares

3,984,062

3,984,062

3,984,062

2,347,671

a = less than $0.01

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statements of Stockholders’ Equity

(unaudited)

Common Stock

Paid in

Accumulated

Total

Shares

Amount

Capital

Deficit

Equity

Balance, December 31, 1999

1,682,105

1,682

1,228,523

(1,237,500)

(7,295)

Net loss

(20,867)

(20,867)

----------

--------

---------

----------

----------

Balance, December 31, 2000

1,682,105

1,682

1,228,523

(1,258,367)

(28,162)

Conversion of Debt and

 Services

2,285,124

2,285

36,886

39,171

Net loss

(13,012)

(13,012)

----------

----------

----------

----------

----------

Balance, December 31, 2001

3,967,229

3,967

1,265,409

(1,271,379)

(2,003)

Conversion of Debt

24,229

25

24,204

24,229

Stock for Services

2,135

2

2,133

2,135

Net loss

(24,361)

(24,361)

----------

----------

----------

----------

----------

Balance, December 31, 2002

3,993,593

3,994

1,291,746

(1,295,740)

0

Net loss

0

0

----------

----------

----------

----------

----------

Balance, December 31, 2003

3,993,593

3,994

1,291,746

(1,295,740)

0

Net loss

(7,773)

(6,273)

----------

----------

----------

----------

----------

Balance, September 30, 2004

3,993,593

3,994

1,291,746

(1,303,513)

(6,273)

----------

----------

----------

----------

----------

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statement of Cash Flows

(unaudited)

3 months

3 months

6 months

6 months

ended

ended

ended

ended

9/30/04

9/30/03

9/30/04

9/30/03

Cash from Operations

Net Loss

(1,500)

0

(7,773)

0

Contributed Services

1,500

0

4,500

Change in Accounts Payable

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

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets as of September 30, 2004 or December 31, 2003. The relevant accounting policies and procedures are listed below.

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

During 2004 the Company received from the shareholder contributed services valued at $4,500.

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

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward- looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to our ability to maintain fully reporting status and listing on the OTCBB®, and our ability to attract a suitable business combination.

There may be other risks and circumstances that we may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Plan of Operation

We are company with no operations or business plan other than to seek and acquire or merge with potential businesses seeking a business combination with a fully reporting and publicly listed entity. Our discretion in choosing such a combination is substantially unrestricted,  We may participate in any business whatsoever that, in our opinion, may meet the criteria we seek. We may effectuate a business combination with another business outside the United States. We have not limited the scope of our search to a particular geographical region. We do not intend to utilize any notices or advertisements in the Company's search for business opportunities.

We will be primarily responsible for searching for an appropriate merger or acquisition candidate. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited. We may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation, and others. We may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we propose to engage and have not conducted any market studies with respect to any business, property or industry.  As of this date, we have not entered into any formal discussions, negotiations or contractual obligations with respect to any specific candidate(s).

Evaluation Criteria

The analysis of potential business endeavors will be undertaken by or under the supervision of Mr. Frank Hall, our sole officer. He is not a professional business analyst. He will rely on his own business judgment in formulating decisions as to the types of businesses that we may acquire or in which we may participate. It is quite possible that he will not have any business experience or expertise in the type of business ultimately acquired.

We will seek to examine those factors we have discussed when making a business decision; however, the mention of these factors to be examined by us with regard to determining the potential of a business endeavor should not be read as implying any experience or expertise on behalf of our management as to the business chosen. These factors are merely illustrative of the types of factors that we may consider in evaluating a potential acquisition.

We anticipate that the selection of an acquired business will be complex and risky because of the competition for particular business opportunities. The nature of our search for the acquisition of an acquired business requires maximum flexibility inasmuch as we will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. You should recognize that the possible lack of diversification with respect to any acquisition might not permit it to offset potential losses from one venture against profits from another. This should be considered a negative factor. Mr. Hall will have virtually unrestricted flexibility in identifying and selecting a prospective acquired business. He may consider, among other factors, the following:

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

The preceding criteria is not exhaustive; any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by Mr. Hall in connection with effecting a business combination consistent with our business objectives. No particular consideration may be given to any particular factor.

Although we believe that locating and investigating specific business proposals will take at least several months, the time this process will take is difficult to predict. The time and costs required to select and evaluate a business candidate (including conducting a due diligence review) and structuring and consummating a transaction (negotiating relevant agreements and preparing requisite documents for filing following the provisions of applicable securities laws and state corporate laws) cannot be ascertained presently with any degree of certainty.

We will make contact with potential business prospects primarily through the efforts of Mr. Hall, who may meet personally with a target’s existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to these prospects, and undertake further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. Some acquired business candidates may be brought to our attention from various unaffiliated sources, including securities broker/dealers, investment bankers, venture capitalists, bankers, other members of the financial community.

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

Form and Structure of Acquisition

Of the various methods and forms by which the Company may structure a transaction acquiring another business, management is likely to use, without limitation, one of the following forms: (i) a merger or consolidation of the acquired corporation into or with us; (ii) a merger or consolidation of the acquired corporation into or with a subsidiary of the company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of a subsidiary into or with the acquired corporation (a "reverse subsidiary merger"); (iii) an acquisition of all or a controlling amount of the stock of the acquired corporation followed by a merger of the acquired business into us; (iv) an acquisition of the assets of a business by us or a subsidiary organized for this purpose; (v) a merger or consolidation of the company with or into the acquired business or subsidiary; or (vi) a combination of any of the aforementioned methods and forms. The actual form and structure of a business combination may be also dependent upon numerous other factors pertaining to the acquired business and its stockholders as well as potential tax and accounting treatments afforded the business combination.

We are likely to utilize, equity as consideration in effecting a business combination. Although we have no commitments to issue any shares of common stock, we will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. To the extent that additional shares are issued, dilution to the interest of our stockholders may occur. Additionally, if a substantial number of shares of common stock are issued in connection with a business combination, a change in control of the company may occur.  Moreover, it may be the case that the subsequent controlling officers or director of the our Company impose a reverse split on our common stock in tandem with a subsequent issuance of new shares to others thereby drastically diluting our present shareholders.

If our securities are issued as part of an acquisition, it cannot be predicted whether they will be issued in reliance upon exemptions from registration under applicable federal or state securities laws or will be registered for public distribution. When registration of securities is required, substantial cost may be incurred and time delays encountered. In addition, the issuance of additional securities and their potential sale in any trading market that may or may not develop in our common stock, may depress the price of our common stock in the market.

The Company's operations may be limited by the Investment Company Act of 1940.  While the Company will attempt to conduct operations so as not to require registration under the Investment Company Act of 1940, there can be no assurance that the Company will not be deemed to be subject to the Investment Company Act of 1940.

At present the only costs associated with the continuance of our Company, are those costs associated with maintaining fully reporting status and other state and federal filing fees associated with corporate governance requirements.  Mr. Frank Hall has thus far paid most of these himself and is likely to continue to do so unless or until we consummated a business combination.  However, there are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to it so as to meet these costs or to effect a business combination or otherwise finance our status or the operations of the acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including our capital requirements, the Company's perceived ability to meet debt service on these borrowings and then prevailing conditions in the financial markets, as well as general economic conditions.  We do not anticipate borrowing capital at this point.

Daily Operations

We may require the use attorneys and accountants as necessary, but do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.

Item 3. Controls and Procedures

Our Chief Executive Officer, Mr. Frank Hall, has concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits: (Those items marked with "*" are filed herewith.)

Exhibit Name and/or Identification of Exhibit Number

 3 Articles of Incorporation & By-Laws

(a) Articles of Incorporation (Incorporated by reference to prior filing(s).)

(b) By-Laws (Incorporated by reference to prior filing(s).)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Frank Hall

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Frank Hall

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL CORPORATION OF AMERICA

(Registrant)

By: /s/ Frank Hall

Frank Hall, President

Date: 11/8/2004