Form 10KSB
period 2004-12-31
FUEL CORP OF AMERICA
filed 2005-03-02
CIK 216593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-50709

FUEL CORPORATION OF AMERICA
(Name of small business issuer in its charter)

Nevada	88-0299716
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7656 Rolling View, #201 Las Vegas, Nevada	89149
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 858-3678

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

COMMON STOCK
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $0.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “FCRA.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2004 was $0.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2004 was 3,993,593.

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

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................................ 12

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION....................................................................................................................................................................................................... 14

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................................................................................................................................................................... 26

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Fuel Corp.’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

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

The  Company's administrative office is located at 7656 Rolling View Drive, #201, Las Vegas Nevada,  89149.   The Company's telephone number is (702) 858-3678.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

The  Company's administrative office is located at 7656 Rolling View Drive, #201, Las Vegas, Nevada, 89149.   The Company's  telephone  number is (702) 858-3678.   This  space  is provided to the Company at no charge by Mr. Frank Hall.

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

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2004, thus there was no vote of securities holders in 2004.

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

Holders

As  of  December  31,  2004, the Company  had  approximately 3,993,593  shares  of $0.001 par value common  stock  issued  and outstanding  held  by approximately 683 shareholders  of  record. The  Company's Transfer Agent is OTR Securities Transfer Agent  & Registrar,  317  SW  Alder Street Suite  1120,  Portland  Oregon, 97204, phone (503) 225-0375.

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

Securities  Authorized  for  Issuance Under  Equity  Compensation Plans

The following table provides the following information as of December 31, 2004,  for  equity compensation  plans  previously approved  by  security holders, as well as those  not  previously approved by security holders:

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

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

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Although   the   Company   believes   that   locating    and investigating  specific business proposals  will  happen withing the next few  months, the time this process will take is difficult  to predict.   The time and costs required to select and evaluate  an acquired business candidate (including conducting a due diligence review)  and to structure and consummate the business combination (including   negotiating   relevant  agreements   and   preparing requisite  documents  for  filing  following  the  provisions  of applicable  securities  laws  and state  corporate  laws)  cannot presently be ascertained with any degree of certainty.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuel Corporation of America

We have audited the accompanying balance sheets of Fuel Corporation of America as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three years ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Financial Corporation as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced losses since inception, covering over eight years. This factor raises substantial doubt about the Company’s ability to continue as  a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Shelley International CPA

February 18, 2005

Mesa, Arizona

FUEL CORPORATION OF AMERICA

Balance Sheets

12/31/04

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

Common Stock, authorized

50,000,000 shares, par value $0.001, issued and

outstanding 3,993,593 at 12/31/04

and 12/31/03

3,994

3,994

Paid in Capital

1,296,246

1,291,746

Retained Earnings (Loss)

(1,303,513)

(1,295,740)

Total Stockholders’ Equity

    (3,273)

       0

Total Liabilities and Stockholders’ Equity

       0

       0

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statements of Operations

12/31/04

12/31/03

12/31/02

Revenue

       0

       0

          0

Operating Expenses

General and Administrative

 7,773

0

       0

Total Expenses

7,773

0

              0

Income before Taxes

 (7,773)

0

       0

Provision for Income Taxes

       0

       0

       0

Net (Loss)

 (7,773)

0

       0

Primary and Diluted

   Earnings per Share

       a

       a

       a

Weighted Average

   Number of Shares

3,993,593

3,993,593

2,347,671

a = less than $0.01 per share

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statements of Stockholders’ Equity

Common  Stock

Paid in

Accumulated

Total

Shares

Amount

Capital

Deficit

Equity

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

3,994

1,291,746

(1,295,740)

0

----------

----------

----------

----------

----------

Contributed Services

4,500

4,500

Net loss

(7,773)

(7,773)

----------

----------

----------

----------

----------

Balance, December 31, 2004

3,993,593

3,994

1,296,246

(1,303,513)

(3,273)

----------

----------

----------

----------

----------

The accompanying notes are an integral part of these statements

FUEL CORPORATION OF AMERICA

Statement of Cash Flows

12/31/04

12/31/03

12/31/02

Cash from Operations

Net Loss

(7,773)

0

(24,361)

Contributed Services

4,500

0

2,135

Change in Accounts Payable

3,273

0

(2,003)

----------

----------

----------

Cash Provided by Operations

0

0

(39,171)

----------

---------

----------

Cash Used for Investing

0

0

0

----------

----------

----------

Cash Provided by Financing

0

0

0

Conversion of Debt

0

24,229

----------

----------

---------

Cash Provided by Financing

24,229

----------

----------

---------

Net Change in Cash

0

0

0

Beginning Cash

0

0

0

----------

----------

----------

Ending Cash

0

0

0

======

======

======

See Stockholders’ Equity note for details on stock transactions

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

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets as of December 31, 2004 or December 31, 2003. The relevant accounting policies and procedures are listed below.

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

NOTE 5

RELATED PARTY TRANSACTIONS

The sole officer of the Company provides part time services to the Company. These services were valued at $4,500 for the year.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not  absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM

Frank Hall	69	President, CEO and Director	January 2005 – 2006	1 year(1)

Footnotes:

(1)

Directors hold office until the next annual stockholders’ meeting to be held in 2006 or until a successor or successors are elected and appointed.

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

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant Employees

We   do   not have employment agreements with our executive officers.   We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers.  There has  been  no  discussion  with any of our officers  regarding  any potential  terms  of  these agreements, nor have  such  terms  been determined  with any specificity.  We plan to have these agreements completed by the beginning of the next year.  We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future.  In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Frank Hall	2004	-	-	-	-	-	-	-
President	2003	-	-	-	-	-	-	-
	2002	-	-	-	-	-	-	-
	2001	-	-	-	-	-	-	-

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees.   Any future  compensation  to  be  paid to  these  individuals  will  be determined  by  our  Board of Directors, and employment  agreements will  be  executed.   We do not currently have plans to pay any

compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2004 certain information regarding the beneficial ownership of our common stock by:

1.   Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.   Each of our directors and executive officers and

3.  All of our directors and executive officers as a group.

Except  as  otherwise indicated, the persons or  entities  listed below  have  sole voting and investment power with respect  to  all shares  of common stock beneficially owned by them, except  to  the extent  such  power  may be shared with a  spouse.   No change in control is currently being contemplated.

 TITLE OF                                    NAME AND ADDRESS             AMOUNT AND           % OF

  CLASS                                      OF BENEFICIAL OWNER           NATURE OF              CLASS

                                                                                                              BENEFICIAL

                                                                                                                OWNER

--------------------------------------------------------------------------------------------------------------------------------------

Common                                              Frank Hall, President and           2,805,889                  70.26%

Stock                                                    Director (1)

Officers and Directors as a Group                                                           2,805,889                  70.26%

Footnotes:

(1)   The address of officers and directors in the table is c/o   Fuel Corporation of America, 7656 Rolling View Rd., #201, Las Vegas, Nevada 89149.

Change in Control

No arrangements exist that may result in a change of control of Fuel Corporation of America

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

ITEM 13.  EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2004

AUDIT FEES	$3,000.00
TAX FEES	$500.00
ALL OTHER FEES	$-

TOTAL FEES	$3,500.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Fuel Corporation of America

Signature	Title	Date

/s/ Frank Hall	Chief Executive Officer, President,	March 1, 2005
Frank Hall	Secretary, Treasurer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Hall	Chief Executive Officer, President,	March 1, 2005
Frank Hall	Secretary, Treasurer and
Chief Financial Officer