Form 10KSB/A
period 2004-12-31
FUEL CORP OF AMERICA
filed 2005-03-17
CIK 216593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Corporation of America as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Fuel Corporation of America

Signature	Title	Date

/s/ Frank Hall	Chief Executive Officer, President,	March 17, 2005
Frank Hall	Secretary, Treasurer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Hall	Chief Executive Officer, President,	March 17, 2005
Frank Hall	Secretary, Treasurer and
Chief Financial Officer