Form 10QSB
period 2005-03-31
FUEL CORP OF AMERICA
filed 2005-05-16
CIK 216593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                        Commission file number 000-50709


                             FUEL CORPORATION OF AMERICA
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                        88-0299716
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                    1608 W. 2225 S., Woods Cross, UTAH 84087
                    (Address of principal executive offices)

                                 (801) 295-3400
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005: 3,993,593 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X] No [ ]

March 31, 2005

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


             Fuel Corporation of America
            (A Development Stage Company)
                Condensed Balance Sheet
                       unaudited

                        Assets

                                                 3/31/05
                                                 -------

Cash . . . . . . . . . . . . . . . . . . . .           0

Total Current Assets   . . . . . . . . . . .           0
                                                 -------

Other Assets . . . . . . . . . . . . . . . .           0

Total Assets . . . . . . . . . . . . . . . .           0
============                                     =======



         Liabilities and Stockholders' Deficit

Liabilities

Accounts Payable . . . . . . . . . . . . . . .       500

Payable to Shareholders  . . . . . . . . . . .     3,773

Total Current Liabilities  . . . . . . . . . .     4,273
-------------------------                        -------


Stockholders' Deficit

Preferred Stock, authorized
1,500,000 shares, par $0.001

Common Stock, authorized
50,000,000 shares, par $0.001,
issued and outstanding 3,993,593
at 3/31/2005  . . . . . . . . . . . . . . .        3,994

Paid-in Capital . . . . . . . . . . . . . .    1,296,246

Deficit accumulated prior to the development
stage . . . . . . . . . . . . . . . . . . .   (1,269,376)

Deficit accumulated during the development
stage . . . . . . . . . . . . . . . . . . .      (35,137)

Total Stockholders' Deficit  . . . . . . . .      (4,273)

Total Liabilities and Stockholders' Deficit            0
==========================================       =======

  * The accompanying notes are an integral part of these financial statements.

                            FUEL CORPORATION OF AMERICA
                           (A Development Stage Company)
                         Condensed Statements of Operations
                                  unaudited


                                                                  From
                                                                  Reactivation
                                              3 months   3 months Sept 30, 2001
                                                 ended   ended      through
                                               3/31/05   3/31/04    3/31/05
                                                ------   ------

Revenue                                              0        0          0
-----------                                     ------   ------     ------

Operating Expenses
General and Administrative . . . . . . . . .      1000    3,890     35,137

Total Expenses  . . . . . . . . . . . . . . .     1000    3,890     35,137
----------------                                ------   ------

Income before taxes  . . . . . . . . . . . .     (1000)  (3,890)   (35,137)

Provision for Income taxes . . . . . . . . .         0        0

Net(loss)  . . . . . . . . . . . . . . . . .     (1000)  (3,890)   (35,137)
-------------------------------------------     ------    -----


Primary and Diluted
Earnings per share . . . . . . . . . . . . .       (0.01)   (0.01)

Weighted Average
Number of Shares  . . . . . . . . . . . . .    3,993,593    3,984,062

  * The accompanying notes are an integral part of these financial statements.

                            FUEL CORPORATION OF AMERICA
                           (A Development Stage Company)
                         Condensed Statement of Cash Flows
                                    unaudited


                                                                     From
                                                                    reactivation
                                              3 months   3 months   Sept. 2001
                                                 ended      ended   through
                                               3/31/05    3/31/04   3/31/05
                                                ------     ------
Net Loss                                         (1000)    (3,890)  (35,137)

Contributed Services  . . . . . . . . . . . .        0      1,500     4,500
Change in Accounts Payable  . . . . . . . . .   (2,773)     2,390       500
Change in Payable to Shareholder  . . . . . .    3,773          0     3,773
Cash Provided by Operations . . . . . . . . .        0          0   (26,364)
Cash Used for Investing   . . . . . . . . . .        0          0      0
Cash Provided by Financing  . . . . . . . . .        0          0    26,384
Net Change in Cash  . . . . . . . . . . . . .        0          0      0

Beginning Cash . . . . . . . . . . . . . . . .       0          0      0
Ending Cash  . . . . . . . . . . . . . . . . .       0          0      0

  * The accompanying notes are an integral part of these financial statements.

NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

NOTE  2  -  CHANGE IN CONTROL (Subsequent Event)

TRYANT, LLC acquired 28,000,000 shares of the Company's common stock and owns 80.2% of the common stock of the Company. The sale of common stock was completed on April 7, 2005 through a private transaction with the Company. New officers and directors were appointed.


NOTE  3  -  REVERSE STOCK SPLIT (Subsequent Event)

During April 2005, the Company's Board of Directors effected a 14 for 1 reverse stock split of the Company's issued and outstanding common stock, effective on May 16, 2005. The number of shares of authorized common stock will remain at 50,000,000 and the par value of common stock will remain $.001.


Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------


Plan of Operation.
------------------
    Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

    Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

      Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

        Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

       We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

        Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

        Although we currently has no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

        Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

        None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Item 3.   Controls and Procedures.

    As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

    None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

    None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

    None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

    None; not applicable.

Item 5.   Other Information.
----------------------------

    None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL CORPORATION OF AMERICA.


Date:  May 13, 2005
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  May 13, 2005
                                   /s/ Victoria Jenson
                                   ------------------------------
                                   Victoria Jenson
                                   Vice President

Date:  May 13, 2005
                                   /s/ Wendy Moler-Lewis
                                   ------------------------------
                                   Wendy Moler-Lewis
                                   Treasurer/Secretary  and CFO