Form 10QSB
period 2005-06-30
FUEL CORP OF AMERICA
filed 2005-08-11
CIK 216593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2005: 2,435,848 shares of common stock.

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

                        Assets

                                                 6/30/05
                                                 -------

Cash . . . . . . . . . . . . . . . . . . . .           0

Total Current Assets   . . . . . . . . . . .           0
                                                 -------

Other Assets . . . . . . . . . . . . . . . .           0

Total Assets . . . . . . . . . . . . . . . .           0
============                                     =======



         Liabilities and Stockholders' Deficit

Liabilities

Accounts Payable . . . . . . . . . . . . . . .     1,283

Payable to Shareholders  . . . . . . . . . . .     8,891

Total Current Liabilities  . . . . . . . . . .    10,174
-------------------------                        -------


Stockholders' Deficit

Preferred Stock, authorized
1,500,000 shares, par $0.001

Common Stock, authorized
50,000,000 shares, par $0.001,
issued and outstanding 2,435,848
at 6/30/2005  . . . . . . . . . . . . . . .        2,436

Paid-in Capital . . . . . . . . . . . . . .    1,754,679

Deficit accumulated prior to the development
stage . . . . . . . . . . . . . . . . . . .   (1,269,376)

Deficit accumulated during the development
stage . . . . . . . . . . . . . . . . . . .     (497,913)

Total Stockholders' Deficit  . . . . . . . .     (10,174)

Total Liabilities and Stockholders' Deficit            0
==========================================       =======

  * The accompanying notes are an integral part of these financial statements.

                            FUEL CORPORATION OF AMERICA
                           (A Development Stage Company)
                         Condensed Statements of Operations
                                  unaudited


                                                                  From
                                                                  Reactivation
                                              6 months   6 months Sept 30,
2001
                                                 ended   ended      through
                                               6/30/05   6/30/04    6/30/05
                                                ------   ------

Revenue                                              0        0          0
-----------                                     ------   ------     ------

Operating Expenses
General and Administrative . . . . . . . . .   463,776    6,273     497,913

Total Expenses  . . . . . . . . . . . . . . .  463,776    6,273     497,913
----------------                                ------   ------

Income before taxes  . . . . . . . . . . . .  (463,776)  (6,273)   (497,913)

Provision for Income taxes . . . . . . . . .         0        0

Net(loss)  . . . . . . . . . . . . . . . . .  (463,776)  (6,273)   (497,913)
-------------------------------------------     ------    -----


Primary and Diluted
Earnings per share . . . . . . . . . . . . .     (0.36)   (0.02)

Weighted Average
Number of Shares  . . . . . . . . . . . . .  1,290,175  284,576


                                                                  From
                                                                  Reactivation
                                              3 months   3 months Sept 30,
2001
                                                 ended   ended      through
                                               6/30/05   6/30/04    6/30/05
                                                ------   ------

Revenue                                              0        0          0
-----------                                     ------   ------     ------

Operating Expenses
General and Administrative . . . . . . . . .   462,776    2,383     497,913

Total Expenses  . . . . . . . . . . . . . . .  462,776    2,383     497,913
----------------                                ------   ------

Income before taxes  . . . . . . . . . . . .  (462,776)  (2,383)   (497,913)

Provision for Income taxes . . . . . . . . .         0        0

Net(loss)  . . . . . . . . . . . . . . . . .  (462,776)  (2,383)   (497,913)
-------------------------------------------     ------    -----


Primary and Diluted
Earnings per share . . . . . . . . . . . . .     (0.20)   (0.01)

Weighted Average
Number of Shares  . . . . . . . . . . . . .  2,295,093  284,876

  * The accompanying notes are an integral part of these financial statements.

                            FUEL CORPORATION OF AMERICA
                           (A Development Stage Company)
                         Condensed Statement of Cash Flows
                                    unaudited


                                                                     From

reactivation
                                              6 months   6 months   Sept. 2001
                                                 ended      ended   through
                                               6/30/05    6/30/04   6/30/05
                                                ------     ------
Net Loss                                      (463,776)    (6,273)  (497,913)

Contributed Services  . . . . . . . . . . . .        0      3,000     4,500
Change in Accounts Payable  . . . . . . . . .   (1,990)     3,273     1,283
Change in Payable to Shareholder  . . . . . .    8,891          0     8,891
Stock issued for services   . . . . . . . . .   31,875          0    31,875
                                              ---------    ------  ---------

Cash Provided by Operations . . . . . . . . . (425,000)         0  (451,364)
Cash Used for Investing   . . . . . . . . . .        0          0      0
Cash Provided by Financing  . . . . . . . . .  425,000          0   451,364
                                              ---------    ------  ---------
Net Change in Cash  . . . . . . . . . . . . .        0          0      0

Beginning Cash . . . . . . . . . . . . . . . .       0          0      0
Ending Cash  . . . . . . . . . . . . . . . . .       0          0      0




                                                                     From

reactivation
                                              3 months   3 months   Sept. 2001
                                                 ended      ended   through
                                               6/30/05    6/30/04   6/30/05
                                                ------     ------    -------
Net Loss                                      (462,776)    (2,383)  (497,913)

Contributed Services  . . . . . . . . . . . .        0      1,500     4,500
Change in Accounts Payable  . . . . . . . . .      783        883     1,283
Change in Payable to Shareholder  . . . . . .    5,118          0     8,891
Stock issued for services   . . . . . . . . .   31,875          0    31,875
                                              ---------    ------  ---------
Cash Provided by Operations . . . . . . . . . (425,000)         0  (451,364)
Cash Used for Investing   . . . . . . . . . .        0          0      0
Cash Provided by Financing  . . . . . . . . .  425,000          0   451,364
                                              ---------    ------  ---------
Net Change in Cash  . . . . . . . . . . . . .        0          0      0

Beginning Cash . . . . . . . . . . . . . . . .       0          0      0
Ending Cash  . . . . . . . . . . . . . . . . .       0          0      0



  * The accompanying notes are an integral part of these financial statements.

NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS


The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of December 31, 2004. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

NOTE  2 -  Sale of Securities

On April 7, 2005, Tryant, LLC acquired 2,000,000 shares of our common stock for $425,000. The price per share for this transaction was $0.2125. Subsequently, Frank J. Hall, our former officer and sole director, received $425,000 and 150,000 shares of common stock as consideration for his agreement to indemnify the Company against all past liabilities. New officers and directors were appointed. The 150,000 shares will be valued at the above mentioned price per share.

NOTE  3  -  REVERSE STOCK SPLIT

During April 2005, the Company's Board of Directors effected a 14 for 1 reverse stock split of the Company's issued and outstanding common stock, effective on May 16, 2005. The number of shares of authorized common stock will remain at 50,000,000 and the par value of common stock will remain $0.001. All computations herein take into account this stock split.

NOTE  4 - PLAN OF MERGER

On July 15, 2005, our Company consented to form a subsidiary, FCA Acquisition Corp., a Delaware corporation. Pursuant to an Agreement and Plan of Merger, executed by the Company, FCA Acquisition Corp. and flexSCAN, Inc., a Delaware corporation ("flexSCAN") and subject to closing thereof, FCA Acquisition Corp. will merge with and into flexSCAN, and flexSCAN shall continue as the surviving corporation and shall be a wholly-owned subsidiary of the Company. No assurances can be made that the Merger Agreement will be completed.

Following the completion of the Merger Agreement, if it is completed, the operations of flexSCAN will become the operations of the Company, and the flexSCAN stockholders will hold approximately 92.61% of our outstanding shares of common stock.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         Our Company has taken actions to complete an Agreement and Plan of Merger between it, its wholly-owned subsidiary, FCA Acquisition Corp. and flexSCAN, Inc. The business of flexSCAN is described below:

   flexSCAN, Inc. brings together pre-symptomatic disease screening, an employee-centered corporate wellness benefits program, online-diet, online-fitness and online-electronic medical records into a highly integrated and synergistic business model. Since its formation in March 2001, flexSCAN has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. Unlike the brick and mortar business philosophy underlying many of today's struggling imaging screening propositions, flexSCAN's model is designed to increase the availability of leading-edge multi-modality imaging diagnostic technology paired with a comprehensive wellness assessment resulting in greater access, increased affordability and improvement of the human condition.

          * Each stockholder of flexSCAN will exchange his/her/its shares of flexSCAN common stock for 5.8494525 shares of the Company's common stock.

          * flexSCAN warrants that are still outstanding will be assumed by the Company.

          * Subject to the closing of the Merger Agreement, each of the Company's current directors and executive officers will resign in seriatim and appoint Thomas Banks, Michael Reynolds, Heidi A. Patterson, David W. Wilson and Terry M. Giles as directors.
             Mr. Banks will be CEO/President and Mr. Reynolds will serve as Chief Operating Officer.

          Following the completion of the Merger, the operations of flexSCAN will become the operations of the Company, and the flexSCAN stockholders will hold approximately 92.61% of our outstanding shares of common stock.

          The Board of Directors of the Company voted to adopt the Merger Agreement on July 15, 2005.

          As of the date of the Merger Agreement and currently, there were no material relationships between us or any of our affiliates and flexSCAN other than in respect of the Merger Agreement. The full text of the Merger Agreement can be referenced in our 8-K filing filed on July 19, 2005, which is incorporated herein by reference.

Item 3.   Controls and Procedures.

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         On April 15, 2005, proposals to adopt Amended and Restated Articles of Incorporation and to effect a 14 to 1 reverse stock split were unanimously adopted by our Board of Directors and our President who owned in excess of a majority of our outstanding voting securities (the "Majority Stockholder") in accordance with the Nevada Revised Statutes. The Majority Stockholder owned approximately 80.16% of our outstanding voting securities. Refer to our Definitive 14C filing on April 24, 2005, which is incorporated herein by reference, for more information.

Item 5.   Other Information.
----------------------------

    We entered into an Agreement and Plan of Merger with flexSCAN, Inc.; please and see Part I, Item 2, Plan of Operation, for this information.

    On July 27, 2005, the Company adopted new Bylaws. See our Form 8-K dated August 1, 2005, which is incorporated by reference.

Item 6.   Exhibits
------------------

Exhibits

   31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL CORPORATION OF AMERICA.


Date:  August 11, 2005
                                   /s/ Jeff D. Jenson
                                   ------------------------------
                                   Jeff D. Jenson
                                   President and CEO

Date:  August 11, 2005
                                   /s/ Victoria Jenson
                                   ------------------------------
                                   Victoria Jenson
                                   Vice President

Date:  August 11, 2005
                                   /s/ Wendy Moler-Lewis
                                   ------------------------------
                                   Wendy Moler-Lewis
                                   Treasurer/Secretary  and CFO