Form 10QSB
period 2005-09-30
flexSCAN, Inc.
filed 2006-01-03
CIK 216593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-09283

flexSCAN, Inc.

(Name of small business issuer in its charter)

Nevada	88-0299716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27201 Puerta Real, Suite 350, Mission Viejo, CA 92691
(Address of principal executive offices) (Zip Code)

(949) 609-1966
(Registrant's telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act:

☐ Yes   ☒ No

As of December 30, 2005, the registrant had 39,221,523 shares of common stock, par value $0.001, outstanding

FLEXSCAN, INC.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

flexSCAN, Inc.

CONSOLIDATED BALANCE SHEET
As of September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash	$82,267
Accounts receivable:
Billed	10,121
Unbilled	25,206
Prepaid expenses and other current assets	19,201
Total current assets	136,795

Fixed assets, net	147,719
Deposits	42,016
Intangible asset, net	4,919

$331,449
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$169,163
Accrued expenses	22,784
Deferred revenue	6,359
Deferred compensation	152,126
Current portion of deferred rent liability	14,733
Current portion of capital lease obligations	16,772
Current portion of related party notes payable, net of debt discount of $1,212	335,998
Total current liabilities	717,935

Deferred rent liability, net of current portion	67,261
Capital lease obligations, net of current portion	40,112
Related party notes payable, net of current portion	4,703
Total liabilities	830,011

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized;
36,781,530 shares issued and outstanding	36,782
Additional paid-in capital	8,891,322
Accumulated deficit	(9,426,666)

Total stockholders' deficit	(498,562)

$331,449

The accompanying notes are an integral part of these consolidated financial statements.

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	September 30,
	2005	2004

Sales	$21,824	$144,072

Cost of sales	12,802	48,055

Gross profit	9,022	96,017

Selling, general and administrative	1,354,766	334,357

Loss from operations	(1,345,744)	(238,340)

Other income (expense):
Interest expense, net	(331,547)	(17,530)
Equipment financing income, net	--	18,000
Derivative valuation gain	--	2,140,063

Total other income (expense), net	(331,547)	2,140,533

Income (loss) before income taxes	(1,677,291)	1,902,193
Income taxes	--	--

Net income (loss)	(1,677,291)	1,902,193

Deemed preferred stock dividends	--	510,000

Net income (loss) available to common stockholders	$(1,677,291)	$1,392,193

Net loss available to common stockholders per common share:
Basic loss per common share	$(0.05)	$0.07
Diluted loss per common share	$(0.05)	$0.05
Basic weighted average common shares outstanding	34,992,034	20,364,793
Diluted weighted average common shares outstanding	34,992,034	28,999,305

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(1,677,291)	$1,902,193
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation and amortization	11,224	5,605
Amortization of debt discount	309,544	1,211
Estimated fair value of warrants issued for services	52,198	110,365
Estimated fair value of warrants issued for employees	3,150	37,800
Acquisition costs entered into in exchange for a
note payable	225,000	--
Estimated fair value of common stock issued for services	42,500	--
Derivative valuation gain	--	(2,140,063)
Changes in operating assets and liabilities:
Accounts receivable, net	74,027	(40,350)
Prepaid expenses and other current assets	21,854	(91,089)
Other assets	--	75,235
Accounts payable	(17,785)	(46,939)
Accrued expenses and deferred revenue	26,371	191

Net cash used in operating activities	(929,208)	(185,841)

Cash flows used in investing activities:
Purchases of fixed assets	(2,119)	(567)

Cash flows from financing activities:
Issuance of common stock for cash	--	220,000
Issuance of Series B preferred stock for cash	--	680,000
Proceeds from borrowings under notes payable	1,050,000	--
Repayment of related party notes payable	(39,786)	(7,177)
Repayment of capital lease obligations	(3,982)	--

Net cash provided by financing activities	1,006,232	892,823

Net increase in cash	74,905	706,415

Cash, beginning of period	7,362	140,578

Cash, end of period	$82,267	$846,993

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,491	$12,433
Income taxes	$--	$--

Supplemental schedule of non-cash investing and financing activities:
Conversion of debt and accrued interest into common stock	$1,178,788	$--
Value of warrants issued with Series B preferred shares	$--	$510,000
Debt discount recorded for warrants and effective
beneficial conversion feature related to debt	$225,000	$--

 The accompanying notes are an integral part of these consolidated financial statements.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 1 - MANAGEMENT’S REPRESENTATION

The financial statements included herein have been prepared by flexSCAN, Inc. (“flexSCAN” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s Form 8-K/A filed on December 27, 2005.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Since its original incorporation on February 13, 2001, flexSCAN, Inc.’s efforts have been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through September 30, 2005, flexSCAN has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. flexSCAN’s model is to increase the availability of leading-edge imaging diagnostic technology through a blending of teleradiology and remote/mobile services resulting in greater access, increased affordability and improvement of the human condition, while not incurring the economic burden of operating physical facilities.

On July 15, 2005, the former flexSCAN entered into an Agreement and Plan of Merger (the “Agreement”), with Fuel Corporation of America, and its wholly owned subsidiary (“FCA Sub”). On August 12, 2005, the Merger closed and pursuant to the Agreement, FCA Sub merged with and into the former flexSCAN and the combined entity became a wholly owned subsidiary of Fuel Corporation of America (the “Merger”). Per the Agreement, Fuel Corporation of America issued 30,671,207 shares of its common stock to holders of the former flexSCAN common stock (collectively, the “flexSCAN Shareholders”) so that upon consummation of the Merger, 33,107,055 shares of common stock of the Company were issued and outstanding. Approximately 92.61% of the Company’s issued and outstanding common stock is owned by the former flexSCAN’s Shareholders and the remainder is held by the Fuel Corporation of America’s stockholders. Subsequent to the Merger, Fuel Corporation of America executed a short-form merger into a Nevada corporation in order to become a Nevada corporation and effect a name change to flexSCAN, Inc. The Merger was accounted for as a reverse acquisition as the former flexSCAN shareholders controlled the combined entity after the Merger. As a result, the accompanying consolidated financial statements have been retroactively restated for all periods presented to present the historical results of the former flexSCAN.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In connection with the Merger, the Company entered into an Indemnity Agreement with Tryant, LLC, a principal stockholder of Fuel Corp. (“Tryant”), whereby, among other things, Tryant agrees to pay and indemnify the Company with respect to any and all past liabilities of any type or nature of the Company existing at or arising out of any act or occurrence prior to the closing of the Merger Agreement and all other related agreements. As consideration for Tryant entering into the Indemnity Agreement, the Company agreed to pay Tryant $550,000, which was expensed during the three months ended September 30, 2005, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Pursuant to the terms of the Indemnity Agreement, the Company paid $325,000 on the closing of the Merger Agreement. The Company issued a convertible promissory note for the remaining $225,000 (see Note 3).

Basis of Presentation

The accompanying consolidated financial statements include the results of flexSCAN, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss from operations of $1,677,291 during the three month period ended September 30, 2005. Also, the Company has a cash balance of only $82,267, has a working capital deficit of $581,140 and a stockholders’ deficit of $498,562 at September 30, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s success is dependent upon numerous items, certain of which are the successful growth of revenues from its services, its ability to obtain new customers in order to achieve levels of revenue adequate to support the Company’s current and future cost structure, and its success in obtaining financing for operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity financing sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of accounts receivable, recoverability of long-lived assets, deferred tax asset valuations and valuation of derivative instruments. Actual results could differ from those estimates.

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2005, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At September 30, 2005, no reserve against accounts receivable was required.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at September 30, 2005 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of fixed assets are provided using the straight-line method over estimated useful lives ranging from three to five years. Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Intangible Asset

The intangible asset is a domain name which is amortized using the straight-line method over its estimated useful life of five years.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2005, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Derivative Financial Instruments

From time to time, the Company issues debt securities that contain features that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the debt agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the three month periods ended September 30, 2005 and 2004, the Company recognized other income of Zero and $2,140,063 related to recording the derivative liabilities at fair value. At September 30, 2005, there are no derivative liabilities since the related debt instruments were settled in full in fiscal 2005.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three month period ended September 30, 2005 and 2004: dividend yield of 0%; annual volatility of 50%; and risk free interest rates of 3.0% (2005) and 4.10% (2004).

Convertible Debentures

The convertible feature of certain of the Company’s notes payable provides for a rate of conversion that is below market value (see Note 3). This feature is characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company’s convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Revenue Recognition

The Company’s pre-symptomatic disease screening services (“mywellness360 plan”) revenue is generally recognized when the service is provided. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to fiscal year end.

From time to time, the Company has acted in a manner similar to a medical equipment lease broker. As a broker, the Company earns a commission or fee for medical equipment leases referred to third parties on a non-recourse basis. The commission or fee is earned upon funding of the lease by the third party. The commission is recorded net of any related expenses and is included in financing income, net.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs for the periods ended September 30, 2005 and 2004 were $400 and $4,983, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to retain the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

Prior to July 14, 2005, the Company did not have a stock-based employee compensation plan, but instead issued warrants to employees. On July 14, 2005, the Company adopted the flexSCAN, Inc. 2005 Equity Compensation Plant (the “Plan”). The Company accounts stock-based employee compensation under the recognition and measurement principles of APB No. 25, and related interpretations. During the three month periods ended September 30, 2005 and 2004, the Company recorded stock-based employee compensation cost of $3,150 and $37,800, respectively, for employee warrants granted at or above the estimated fair market value of the Company’s common stock on the date of grant. There were no options granted under the Plan during the three months ended September 30, 2005. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For The Three Month Period Ended September 30,
	2005	2004

Net (loss) income as reported	$(1,677,291)	$1,902,193

Add:
Stock-based employee compensation expense
included in reported net income, net of related
tax effects	3,150	37,800
Deduct:
Total stock-based employee compensation under
fair value based method for all awards, net
of related tax effects	(7,158)	(47,778)

Pro forma net income(loss)	$(1,681,299)	$1,892,215

Basic income (loss) per share - as reported	$(0.05)	$0.07
Basic income (loss) per share - pro forma	$(0.05)	$0.07
Diluted income (loss) per share - as reported	$(0.05)	$0.05
Diluted income (loss) per share - pro forma	$(0.05)	$0.05

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the period ended September 30, 2005 as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the as-if converted method for dilutive convertible debt, and the treasury stock method for stock options and warrants would have resulted in incremental shares of 1,464,050 for the three month period ended September 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB 25. The Company will be required to apply Statement 123(R) in fiscal 2007. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets - an amendment of APB Opinion No 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an impact on its financial condition or results of operations.

NOTE 3 - FINANCING TRANSACTIONS

In July 2005, the Company issued an aggregate of $50,000 in unsecured notes payable to the Company’s Chief Executive Officer. The notes bear interest at 10% per annum. All unpaid principal and interest are due and payable on December 31, 2005. The Company expects the maturity dates of these notes to be extended.

In August 2005, four related party note holders converted notes totaling $160,000 and the related accrued interest of $14,334 into 1,569,782 shares of the Company’s common stock. Two of these note holders whose converted shares totaled 154,214 converted their notes prior to the Merger. In connection with the conversion, the associated debt discount of $83,333 has been recorded as interest expense during the three month period ended September 30, 2005.

On August 3, 2005, the Company issued a convertible debenture (the “Debenture”) to Rosfor International, Inc. (“Rosfor”) in the principal amount of $1,000,000. The Debenture bears interest at 10% per annum and is payable quarterly or may be accrued at the holder’s option. All outstanding principal and accrued interest is due and payable on August 3, 2008. Rosfor, at its election, may choose to convert the Debenture and any accrued interest into shares of the Company’s common stock at $0.50 per share. The Debenture is mandatorily convertible upon the occurrence of a (i) qualified financing, as defined, (ii) public offering, as defined, or (iii) consolidation or merger of the Company, as defined, into shares of the Company’s common stock at a conversion rate of $0.50 per share. In connection with the Merger, the Debenture and related accrued interest of $4,454 were converted into 2,008,908 shares of the Company’s common stock.

Upon conversion of the Debenture, Rosfor received a warrant for the purchase of 700,000 shares of the Company’s common stock. Beginning on the conversion date, Rosfor will have the right to exercise the warrant for a period of five years. If the warrant is exercised within 180 days of the conversion date, the exercise price of the warrants will be $1.00 per share and $1.50 per share thereafter. At the conversion date, there was no value associated with the warrant.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 3 - FINANCING TRANSACTIONS, continued

On August 12, 2005, the Company issued a convertible promissory note (the “Note Agreement”) to Tryant in the principal amount of $225,000. Pursuant to the terms of the Note Agreement, a principal payment of $175,000 was due on September 30, 2005 and the remaining balance is due on December 31, 2005. The note is non-interest bearing. In the event of default, interest will accrue on the entire unpaid balance of the note thereafter at a rate of 10% per annum until paid. The terms of the Note Agreement also give Tryant the right to convert the unpaid principal and interest of the note into shares of the Company’s common stock at a conversion rate of $0.1125 per share. In addition, the Company issued a warrant to Tryant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant will vest as to 1,555,556 shares of common stock in the event the Company does not make a timely payment of $175,000 by September 30, 2005 pursuant to the terms of the Note Agreement. The remaining 444,444 shares will vest in the event the Company does not make a timely payment of $50,000 by December 31, 2005 pursuant to the Note Agreement. The warrant and related conversion feature resulted in a debt discount of $225,000 upon issuance of the Note Agreement. The warrant is exercisable until the earlier of (i) repayment of the note or (ii) August 12, 2008. On September 30, 2005, the Company defaulted on the Note Agreement by failing to make the scheduled principal payment of $175,000 required under the Note Agreement. As a result, the debt discount of $225,000 was recognized in its entirety to interest expense during the three month period ended September 30, 2005, and the 1,555,556 warrant shares became vested and on October 24, 2005, Tryant exercised its warrant as to the 1,555,556 shares of the Company’s common stock at an exercise price of $0.01 per share for an aggregate of $15,556.

On November 15, 2005, the Company entered into an Amendment to the Convertible Promissory Note (the “Amended Note”). The Amended Note provides for a waiver of the default until December 31, 2005. In consideration of the waiver, the Company has agreed to pay to Tryant the sum of $1,000 per day commencing October 15, 2005, up to a cap of $30,000, in addition to the principal amount due under the Note Agreement plus accrued interest, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. In addition, the Company has agreed to file a Registration Statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) December 31, 2005, which shall include the shares of its common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis, the Company has not met the registration requirements. The Company has determined that the liquidated damages clause represents an embedded derivative instrument and will account for the derivative instrument in accordance with SFAS No. 133 and EITF Issue No. 00-19. In addition, if the Company fails to deliver certificates evidencing shares of common stock which Tryant converts pursuant to the Note Agreement or evidencing shares issuable upon exercise of the warrant, for each day that such delivery is not made, the Company shall pay to Tryant $100 for every $1,000 in value of the converted or exercised shares, as applicable, based on the conversion rate of $0.50 per share.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

NOTE 4 - STOCKHOLDERS' EQUITY

The Company’s Articles of Incorporation have been amended to provide for the issuance of Fifty Million (50,000,000) shares of Common Stock and One Million Five Hundred Thousand (1,500,000) shares of Preferred Stock pursuant to the Articles of Incorporation filed with the State of Nevada on September 8, 2005.

On August 12, 2005, the board of directors authorized the issue of 250,000 shares of the Company’s common stock, vesting immediately, in connection with consulting services performed on behalf of the Company through the date of issuance. The shares were issued at $0.17 per share resulting in consulting expense of $42,500.

Prior to the Merger on August 12, 2005, Series B and Series A Preferred shares, totaling 646,334 and 194,889, respectively, were converted into common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. In connection with its office facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2005, the Company recorded sales of approximately $6,300 in connection with services performed on behalf of a company owned by a Director of flexSCAN.

NOTE 7 - SUBSEQUENT EVENTS

In October 2005, the Company issued $15,000 and $15,000 in unsecured notes payable to the Company’s Chief Executive Officer and Chief Operating Officer, respectively. The notes bear interest at 10% per annum. All unpaid principal and interest are due and payable on December 31, 2005. The Company expects the maturity dates of these notes to be extended.

In November 2005, a warrant holder exercised a warrant to purchase 884,437 shares of common stock resulting in proceeds of $75,600 to the Company.

On November 30, 2005, the board of directors authorized the issue of 884,437 shares of the Company’s common stock in connection with the exercise of a warrant. The warrant was exercised at $0.085 per share resulting in proceeds of $15,556 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had $82,267 in cash compared to $7,362 as of June 30, 2005. This increase of approximately $74,905 is the result of a net fund raising of approximately $1,050,000 less approximately $929,000 used for operating activities, consulting fees and legal and accounting fess and costs associated with our merger of flexSCAN with Fuel Corporation of America during the three months ended September 30, 2005.

On August 3, 2005, we closed a private placement raising $1,000,000 in the form of a convertible debenture (“Debenture”) to a single investor (the "Investor"). The terms of the Debenture are for three (3) years and earn interest at the rate of ten percent (10%) per annum. Under the terms of the Debenture, the Investor has the right to convert $1,000,000 in principal and accrued interest into fully paid and nonassessable shares of our common stock at fifty cents ($0.50) per share. We may at our election prepay the Debenture at 125% of the principal and accrued interest after providing thirty (30) days written notice during which time the Investor may at its sole election convert the principal and accrued interest into fully paid and nonassessable shares of common stock at fifty cents ($0.50) per share. In connection with the Merger, the Debenture and related accrued interest of $4,454 were converted into 2,008,908 shares of our common stock. Also, in connection with the conversion, the Investor received a warrant for Seven Hundred Thousand (700,000) shares (the “Warrant”) of the our common stock. The Investor shall have the right to exercise the Warrant for a period of five (5) years from the date of conversion. If exercised within one hundred eighty (180) days from the conversion date the exercise price shall be One Dollar ($1.00) per share then One Dollar Fifty Cents ($1.50) thereafter.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss from operations of $1,677,291 during the three month period ended September 30, 2005. Also, the Company has a cash balance of only $82,267, has a working capital deficit of $581,140 and a stockholders’ deficit of $498,562 at September 30, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product distribution and sales; technological advances and our ability to establish collaborative arrangements with potential distribution and service relationships to expand flexSCAN’s market reach. Our capital resources will be focused primarily on the marketing of the pre-symptomatic disease screening services (“mywellness360”). Currently our existing capital resources are insufficient to fund our operations for the next 12 months. We are currently working to raise additional capital to subsidize operations until at such time that we achieve breakeven operations.

To date, our sources of cash have been primarily limited to the sale of our equity securities and the sale of myWellness360 services. We cannot guarantee that myWellness360 sales will increase adequately to sustain operations in the near term, or can we be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our products and or services.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts. We do not maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments as we have not experienced any material losses through September 30, 2005. The allowance for doubtful accounts, when necessary, will be based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance may be required. The differences could be material and could significantly impact cash flows from operating activities.

Deferred Taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

Revenue Recognition. The Company’s pre-symptomatic disease screening services (“mywellness360 plan”) revenue is generally recognized when the service is provided. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to fiscal year end.

From time to time, the Company has acted in a manner similar to a medical equipment lease broker. As a broker, the Company earns a commission or fee for medical equipment leases referred to third parties on a non-recourse basis. The commission or fee is earned upon funding of the lease by the third party. The commission is recorded net of any related expenses and is included in financing income, net.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

Sales for the quarter ended September 30, 2005 were $21,824 as compared to $144,072 for the quarter ended September 30, 2005. The decrease resulted from the slower sales of the Company’s myWellness360 wellness oriented pre-symptomatic disease screening services during the summer months.

Operating expenses increased to $1,354,766 during the quarter ended September 30, 2005 from $334,357 for the same period in 2004. This increase occurred as a result of increased business activities since inception and approximately $700,000 of expenses associated with the completion of the merger with the former flexSCAN on August 12, 2005, which is comprised of consulting, public relations, accounting, legal services, salaries, staff costs, filing expenses, and regulatory consulting fees. Other increases were related to higher compensation cost associated with the hiring of Sales Director, additional sales personnel and other office staff of approximately $62,000; and consulting fees associated with capital development totaling approximately $70,000.

Stock-based compensation expense for the quarters ended September 30, 2005 and 2004 was approximately $98,000 and $150,000 respectively. During the quarter ended September 30, 2005 approximately $55,000 of such expense is attributable to options and warrants granted to certain independent consultants for services rendered and was measured using the fair value (Black-Scholes) methodology. Had we used the fair value method for employee and director options (instead of intrinsic value) our stock based compensation expense would have been approximately $4,000 higher in the quarter ended September 30, 2005, whereas this alternative methodology would have had minimal impact in the quarter ended September 30, 2004.

Interest expense for the quarter ended September 30, 2005 was approximately $332,000, whereas interest expensed in the quarter ended September 30, 2004 was approximately $18,000. The increase was primarily the result of the amortization of debt discounts of approximately $310,000.

Derivative gain for the quarter ended September 30, 2005 was $0, whereas the derivative gain for the quarter ended September 30, 2004 was approximately $2,140,000. The decrease was primarily the result of there being no derivative liabilities since the derivative debt instruments that resulted in the accounting treatment were settled in full in fiscal 2005.

Net loss for the quarter ended September 30, 2005 was $(1,677,291) as compared to income of $1,902,193 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, and significant derivative income in 2004.

ASSETS AND LIABILITIES

At September 30, 2005, the Company had total assets of $331,449 compared to total assets of $361,330 at June 30, 2005. Cash and cash equivalents was $82,267 as of September 30, 2005, an increase of $74,905 (1,017%) from the $7,362 cash on hand as of June 30, 2005. Cash used in operations was approximately $929,000 and cash used to purchase equipment was $2,119. As of December 29, 2005, our cash on hand was approximately $55,000.

Accounts receivable was $35,327 at September 30, 2005 as compared to accounts receivable of $109,354 at June 30, 2005. The decrease in accounts receivable is due to delivery of myWellness360 services and reduced myWelless360 member enrollments in the summer months of calendar 2005.

Net Fixed Assets totaled $147,719 at September 30, 2005 compared to $156,121 at June 30, 2005, a decrease of $8,402 (5.4%). The decrease is primarily attributable to depreciation and amortization in the amount of $10,521 for the period, offset by purchases on new fixed assets totaling $2,119

Total liabilities at September 30, 2005 were $830,011, an increase of $145,575 (21.3%) from the $684,436 at June 30, 2005. Accounts payable and accrued expenses were $169,163 at September 30,2005, an decrease of $17,785 (9.5%) from the $186,948 at June 30, 2005. The decrease is primarily due to the reduced number of myWellness360 services provided during the quarter. Accrued payroll and related expenses totaled $174,910 at September 30, 2005; an increase of $20,745 compared to $154,165 at June 30, 2005 and is related to an increase in the rate of net accrued vacation earned during the three months ended September 30, 2005 deferral of one (1) month’s compensation for flexSCAN’s CEO.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involved known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company’s products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company’s management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2005, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

Changes in Internal Control

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended September 30, 2005.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2005, the board of directors authorized the issue of 30,671,207 shares of the Company’s common stock in connection with the Merger. There was no underwriter involved in this issuance.

On August 12, 2005, the board of directors authorized the issue of 1,569,782 shares of the Company’s common stock (of which 154,214 were included in the Merger transaction) in connection with the conversion of convertible notes payable totaling $160,000 and their related accrued interest of $14,334. There was no underwriter involved in this issuance.

On August 12, 2005, the board of directors authorized the issue of 250,000 shares of the Company’s common stock in connection with consulting services performed on behalf of the Company through the date of issuance. The shares were issued at $0.17 per share resulting in consulting expense of $42,500.

On August 12, 2005, the board of directors authorized the issue of 2,008,908 shares of the Company’s common stock in connection with conversion of a convertible note payable totaling $1,000,000 and its related accrued interest of $4,454. There was no underwriter involved in this issuance.

The issuances of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on the Company’s behalf; the securities sold are subject to transfer restrictions; and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the sales of securities referred to in this Part I, Item 10.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 3a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

flexSCAN, Inc. (Registrant)

Date: December 30, 2005	By:	/s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date: December 30, 2005	By:	/s/ Francis X. Pisano
Francis X. Pisano
Vice President, Controller

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 3a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002