Form 10QSB
period 2005-12-31
flexSCAN, Inc.
filed 2006-02-14
CIK 216593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-09283

flexSCAN, Inc.

(Name of small business issuer in its charter)

Nevada	88-0299716
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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

☐ Yes ☒ No

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act:

☐ Yes ☒ No

As of February 10, 2006, the registrant had 39,221,523 shares of common stock, par value $0.001, outstanding

FLEXSCAN, INC.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

flexSCAN, Inc.
CONSOLIDATED BALANCE SHEET
As of December 31, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$11,677
Accounts receivable:
Billed	10,001
Unbilled	3,483
Prepaid expenses and other current assets	3,146
Total current assets	28,307

Fixed assets, net	154,687
Deposits	42,016
Intangible asset, net	4,216

$229,226
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$238,940
Derivative liability	151,111
Accrued expenses	47,836
Deferred revenue	18,427
Deferred compensation	180,626
Current portion of deferred rent liability	17,433
Current portion of capital lease obligations	17,385
Related party notes payable and accrued interest	605,741
Total current liabilities	1,277,499

Deferred rent liability, net of current portion	60,659
Capital lease obligations, net of current portion	35,416

Total liabilities	1,373,574
Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized;
39,221,523 shares issued and outstanding	39,222
Additional paid-in capital	8,595,386
Accumulated deficit	(9,778,956)

Total stockholders' deficit	(1,144,348)
$229,226

The accompanying notes are an integral part of these consolidated financial statements.

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004

SALES	$21,326	$36,281	$43,150	$185,251

COST OF SALES	2,367	21,916	15,169	69,671

GROSS PROFIT	18,959	14,365	27,981	115,580

SELLING, GENERAL AND ADMINISTRATIVE	624,975	878,449	1,979,741	1,239,065

LOSS FROM OPERATIONS	(606,016)	(864,084)	(1,951,760)	(1,123,485)

OTHER INCOME (EXPENSE):
INTEREST EXPENSE, NET	(45,162)	(29,818)	(376,710)	(47,348)
EQUIPMENT FINANCING INCOME, NET	-	29,661	-	47,661
OTHER INCOME	10,000	-	10,000	-
DERIVATIVE VALUATION GAIN	288,889	222,210	288,889	2,362,273

TOTAL OTHER INCOME (EXPENSE), NET	253,727	222,053	(77,821)	2,362,586

INCOME (LOSS) BERFORE INCOME TAXES	(352,289)	(642,031)	(2,029,581)	1,239,101

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(352,289)	(642,031)	(2,029,581)	1,239,101

DEEMED PREFERRED STOCK DIVIDENDS	-	165,000	-	675,000

NET INCOME (LOSS) AVAIL. TO COMMON STOCKHOLDERS	$(352,289)	$(807,031)	$(2,029,581)	$564,101

NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS PER COMMON SHARE:
BASIC INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.03)	$(0.06)	$0.03
DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.03)	$(0.06)	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	38,229,306	23,203,050	36,414,077	21,783,922
DILUTED	38,229,306	23,203,050	36,414,077	23,316,173

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(2,029,581)	$1,239,101
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	19,959	21,323
Amortization of debt discount	310,756	2,424
Estimated fair value of warrants issued for services	104,396	220,731
Estimated fair value of warrants issued to employees	6,300	75,600
Acquisition costs incurred in exchange for note payable	225,000	--
Estimated fair value of common stock issued for services	42,500	--
Derivative valuation gain	(288,889)	(2,362,273)
Changes in operating assets and liabilities:
Accounts receivable, net	95,870	27,878
Prepaid expenses and other current assets	22,909	(15,397)
Accounts payable	76,230	(37,894)
Accrued expenses and deferred revenue	108,856	(4,566)

Net cash used in operating activities	(1,305,694)	(833,073)

Cash flows used in investing activities:
Purchases of fixed assets	(2,119)	(567)

Cash flows from financing activities:
Issuance of common stock for cash	--	275,000
Issuance of Series B preferred stock for cash	--	900,000
Proceeds from borrowings under notes payable	1,276,000	--
Proceeds from exercise of common stock warrants	91,156	--
Repayment of related party notes payable	(46,963)	(152,250)
Repayment of capital lease obligations	(8,065)	--

Net cash provided by financing activities	1,312,128	1,022,750

Net increase in cash	4,315	189,110

Cash, beginning of period	7,362	140,578

Cash, end of period	$11,677	$329,688

Supplemental disclosure of cash flow information: Cash paid during the period for:
Interest	$2,878	$14,000
Income taxes	$--	$--

Supplemental schedule of non-cash investing and financing activities:
Conversion of debt and accrued interest into common stock	$1,178,788	$--
Value of warrants issued with Series B preferred shares	$--	$675,000
Debt discount recorded for warrants and effective
beneficial conversion feature related to debt	$225,000	$--
Fixed assets received in exchange for note receivable	$15,000	$--
Reclassification of fair value of derivative liability from
additional paid-in capital	$440,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s Form 8-K/A filed on December 27, 2005.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Since its original incorporation on February 13, 2001, flexSCAN, Inc.’s efforts have been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through December 31, 2005, flexSCAN has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. flexSCAN’s model is to increase the availability of leading-edge imaging diagnostic technology through a blending of teleradiology and remote/mobile services resulting in greater access, increased affordability and improvement of the human condition, while not incurring the economic burden of operating physical facilities.

On July 15, 2005, the former flexSCAN entered into an Agreement and Plan of Merger (the “Agreement”) with Fuel Corporation of America, and its wholly owned subsidiary (“FCA Sub”). On August 12, 2005, the Merger closed and pursuant to the Agreement, FCA Sub merged with and into the former flexSCAN and the combined entity became a wholly owned subsidiary of Fuel Corporation of America (the “Merger”). Per the Agreement, Fuel Corporation of America issued 30,671,207 shares of its common stock to holders of the former flexSCAN common stock (collectively, the “flexSCAN Shareholders”) so that upon consummation of the Merger, 33,107,055 shares of common stock of the Company were issued and outstanding. Approximately 92.61% of the Company’s issued and outstanding common stock is owned by the former flexSCAN’s Shareholders and the remainder is held by the Fuel Corporation of America’s stockholders. Subsequent to the Merger, Fuel Corporation of America executed a short-form merger into a Nevada corporation in order to become a Nevada corporation and effect a name change to flexSCAN, Inc. The Merger was accounted for as a reverse acquisition as the former flexSCAN shareholders controlled the combined entity after the Merger. As a result, the accompanying consolidated financial statements have been retroactively restated for all periods presented to present the historical results of the former flexSCAN.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In connection with the Merger, the Company entered into an Indemnity Agreement with Tryant, LLC, a principal stockholder of Fuel Corp. (“Tryant”), whereby, among other things, Tryant agrees to pay and indemnify the Company with respect to any and all past liabilities of any type or nature of the Company existing at or arising out of any act or occurrence prior to the closing of the Merger Agreement and all other related agreements. As consideration for Tryant entering into the Indemnity Agreement, the Company agreed to pay Tryant $550,000, which was expensed during the six months ended December 31, 2005, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Pursuant to the terms of the Indemnity Agreement, the Company paid $325,000 on the closing of the Merger Agreement. The Company issued a convertible promissory note for the remaining $225,000 (see Note 3).

Basis of Presentation

The accompanying consolidated financial statements include the results of flexSCAN, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $2,029,581 during the six month period ended December 31, 2005. Also, the Company has a cash balance of $11,677, has a working capital deficit of $1,249,192 and a stockholders’ deficit of $1,144,348 at December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2005 and 2004

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

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2005, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At December 31, 2005, no reserve against accounts receivable was required.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at December 31, 2005 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Intangible Asset

The intangible asset is a domain name which is amortized using the straight-line method over its estimated useful life of five years. Amortization expense related to the intangible asset was $1,406 and $1,406 for the six months ended December 31, 2005 and 2004, respectively.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2005, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Derivative Financial Instruments

From time to time, the Company issues debt securities that contain features, including registration rights, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At December 31, 2005, no such classification requirement existed. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income.

During the six month periods ended December 31, 2005 and 2004, the Company recognized other income of $288,889 and $2,362,273 respectively, related to the change in the fair value of derivative instruments. The fair value of derivative instruments at December 31, 2005 is $151,111 (see Note 3).

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the six month periods ended December 31, 2005 and 2004: dividend yield of 0% ; annual volatility of 50%; and risk free interest rates of 4.50% (2005) and 3.0% (2004).

Convertible Debentures

The convertible feature of the Company’s conventional notes payable provides for a rate of conversion that is below market value (see Note 3). This feature is characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company’s conventional convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Revenue Recognition

The Company’s pre-symptomatic disease screening services (“mywellness360 plan”) revenue is generally recognized when the service is provided. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to period end.

From time to time, the Company has acted in a manner similar to a medical equipment lease broker. As a broker, the Company earns a commission or fee for medical equipment leases referred to third parties on a non-recourse basis. The commission or fee is earned upon funding of the lease by the third party. The commission is recorded net of any related expenses and is included in equipment financing income, net.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs for the six month periods ended December 31, 2005 and 2004 were $1,326 and $5,354, respectively.

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

December 31, 2005 and 2004

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

Prior to July 14, 2005, the Company did not have a stock-based employee compensation plan, but instead issued warrants to employees. On July 14, 2005, the Company adopted the flexSCAN, Inc. 2005 Equity Compensation Plan (the “Plan”). The Company accounts stock-based employee compensation under the recognition and measurement principles of APB No. 25, and related interpretations. During the three and six month periods ended December 31, 2005 and 2004, the Company recorded stock-based employee compensation cost of $3,150 and $6,300 and $37,800 and $75,600, respectively, for employee warrants granted at or below the estimated fair market value of the Company’s common stock on the date of grant. There were no options granted under the Plan during the six months ended December 31, 2005. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For The Three Month Period		For The Six Month Period
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(352,289)	$(642,031)	$(2,029,581)	$1,239,101
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,150	37,800	6,300	75,600
Deduct:
Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(7,158)	(47,778)	(14,316)	(95,555)

Pro forma net income (loss)	$(356,297)	$(652,009)	$(2,037,597)	$1,219,146

Basic income (loss) per share - as reported	$(0.01)	$(0.03)	$(0.06)	$0.02
Basic income (loss) per share - pro forma	$(0.01)	$(0.03)	$(0.06)	$0.02
Diluted income (loss) per share - as reported	$(0.01)	$(0.03)	$(0.06)	$0.02
Diluted income (loss) per share - pro forma	$(0.01)	$(0.03)	$(0.06)	$0.02

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same for the three and six month periods ended December 31, 2005 and the three months ended December 31, 2004 as the effect of warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation.

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

December 31, 2005 and 2004

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

NOTE 3 - FINANCING TRANSACTIONS

In July 2005, the Company issued an aggregate of $50,000 in unsecured notes payable to the Company’s Chief Executive Officer. The notes bear interest at 10% per annum. All unpaid principal and interest are due and payable on June 30, 2006.

In August 2005, four related party note holders converted notes totaling $160,000 and the related accrued interest of $14,334 into 1,569,782 shares of the Company’s common stock. Two of these note holders whose converted shares totaled 154,214 converted their notes prior to the Merger. In connection with the conversion, the associated debt discount of $83,333 was recorded as interest expense during the six month period ended December 31, 2005.

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

December 31, 2005 and 2004

NOTE 3 - FINANCING TRANSACTIONS, continued

On August 12, 2005, the Company issued a convertible promissory note (the “Note Agreement”) to Tryant in the principal amount of $225,000. Pursuant to the terms of the Note Agreement, a principal payment of $175,000 was due on September 30, 2005 and the remaining balance was due on December 31, 2005. The note is non-interest bearing. In the event of default, interest will accrue on the entire unpaid balance of the note thereafter at a rate of 10% per annum until paid. The terms of the Note Agreement also give Tryant the right to convert the unpaid principal and interest of the note into shares of the Company’s common stock at a conversion rate of $0.1125 per share. In addition, the Company issued a warrant to Tryant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant will vest as to 1,555,556 shares of common stock in the event the Company does not make a timely payment of $175,000 by September 30, 2005 pursuant to the terms of the Note Agreement. The remaining 444,444 shares will vest in the event the Company does not make a timely payment of $50,000 by December 31, 2005 pursuant to the Note Agreement. The warrant is exercisable until the earlier of (i) repayment of the note or (ii) August 12, 2008. On September 30, 2005, the Company defaulted on the Note Agreement by failing to make the scheduled principal payment of $175,000 required under the Note Agreement. As a result, the 1,555,556 warrant shares became vested and on October 24, 2005, Tryant exercised its warrant as to the 1,555,556 shares of the Company’s common stock at an exercise price of $0.01 per share for an aggregate of $15,556.

On November 15, 2005, the Company entered into an Amendment to the Convertible Promissory Note (the “Amended Note”). The Amended Note provides for a waiver of the default until December 31, 2005. In consideration of the waiver, the Company has agreed to pay to Tryant the sum of $1,000 per day commencing October 15, 2005, up to a cap of $30,000, in addition to the principal amount due under the Note Agreement plus accrued interest, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. During the three month period ended December 31, 2005, the Company recorded the $30,000 as interest expense and has included such amount in accrued interest in the accompanying consolidated balance sheet as of December 31, 2005. On December 31, 2005, the Company further defaulted on the Note Agreement by failing to make the scheduled principal payment of $50,000 required under the Note Agreement. As a result, the remaining 444,444 warrant shares became vested and immediately exercisable. As of February 13, 2006, Tryant has not exercised its warrant as to the 444,444 shares of the Company’s common stock.

In connection with the issuance of the convertible promissory note, the Company recorded a debt discount of $225,000 related to the fair value of the warrant and the beneficial conversion feature of the note. As a result of the defaults noted above, the Company amortized the entire debt discount during the six months ended December 31, 2005 and recorded such amount as interest expense in the accompanying consolidated statement of operations. In addition, the Company recorded interest expense of $5,625 related to the default provisions of the Note Agreement, which is included in interest expense for the six months ended December 31, 2005.

The Amended Note requires the Company to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) December 31, 2005. Such registration statements shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis, the Company has not met the registration requirements. The Company has determined that the registration rights represent an embedded derivative instrument under SFAS No. 133 and EITF Issue No. 00-19. Accordingly, the Company recorded the fair value of the derivative instrument at its fair value of $440,000 at the inception date of the registration rights agreement, and subsequently recorded the derivative at its fair value at December 31, 2005. At December 31, 2005, the derivative liability had a value of $151,111 related to the registration rights. During the three months ended December 31, 2005, the Company recorded a change in the fair value of the derivative instrument of $288,889, which is included in derivative valuation gain in the accompanying consolidated statement of operations.

In addition, the Amended Note provides that if the Company fails to deliver certificates evidencing shares of common stock which Tryant converts pursuant to the Note Agreement or evidencing shares issuable upon exercise of the warrant, for each day that such delivery is not made, the Company shall pay to Tryant $100 for every $1,000 in value of the converted or exercised shares, as applicable, based on the conversion rate of $0.50 per share.

The Company is currently in the process of negotiating with Tryant for a waiver and extension of the terms of the Amended Note, as amended.

The following is a summary of the debt financing transactions during the three month period ended December 31, 2005:

On October 27, 2005 the Company issued a $15,000 unsecured note payable to a Director of the Company. The note bears interest at 10% per annum. The note is due and payable on or before June 30, 2006

On October 27, 2005 the Company issued a $15,000 unsecured note payable to the Company’s Chief Executive Officer. The notes bear interest at 10% per annum. All unpaid principal and interest are due and payable on December 31, 2005. The maturity date was extended to June 30, 2006.

On November 9, 2005, the Company issued a $150,000 unsecured note payable to a Director of the Company. The note bears interest at the greater of 10% per annum or $7,500 with interest payable monthly. The note is due and payable on or before June 30, 2006.

On December 29, 2005, the Company issued a $40,000 unsecured note payable to a Director of the Company. The note bears interest at the greater of 10% per annum or $2,000 with interest payable monthly. The note is due and payable on or before April 1, 2006.

On December 29, 2005, the Company issued a $6,000 unsecured note payable to a Director of the Company. The note bears interest at 10% per annum. The note is due and payable on or before June 30, 2006.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 4 - STOCKHOLDERS' EQUITY

The Company’s Articles of Incorporation have been amended to provide for the issuance of 50,000,000 shares of common stock and 1,500,000 shares of preferred stock pursuant to the Articles of Incorporation filed with the State of Nevada on September 8, 2005.

On August 12, 2005, the board of directors authorized the issue of 250,000 shares of the Company’s common stock, vesting immediately, in connection with consulting services performed on behalf of the Company through the date of issuance. The shares were issued at $0.17 per share (fair market value on the date of issuance) resulting in consulting expense of $42,500, which is included in general and administrative expenses for the three and six months ended December 31, 2005.

Prior to the Merger on August 12, 2005, Series B and Series A Preferred shares, totaling 646,334 and 194,889, respectively, were converted into common stock.

On November 30, 2005, a director of the Company exercised a warrant to purchase 884,437 shares of the Company’s common stock resulting in proceeds of $75,600 to the Company.

During the six month periods ended December 31, 2005 and 2004, the Company recorded consulting expense of $104,396 and $220,731, respectively, related to the estimated fair value of services rendered by consultants.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2005, the Company recorded sales of approximately $7,585 in connection with services performed on behalf of a company owned by a Director of flexSCAN.

NOTE 7 - SUBSEQUENT EVENTS

From January 13, 2006 through February 7, 2006, the Company issued an aggregate of $44,500 in unsecured notes payable to the Company’s Chief Executive Officer. The notes bear interest at 10% per annum. All unpaid principal and accrued interest are due on June 30, 2006.

On January 24, 2006, the Company’s Board of Directors approved to increase the authorized capital stock of the Company to 160,000,000 shares, of which 150,000,000 will be common stock, par value $0.001, and 10,000,000 will be preferred stock, par value $0.001.

On January 30, 2006, the Company issued a $50,000 unsecured promissory note payable to a director of the Company. The promissory note bears interest at 10% per annum and is payable at maturity. All unpaid principal and accrued interest are due at the earlier of April 1, 2006 or upon receipt of not less than $400,000 in funding to the Company. On February 10, 2006, the Company issued a $60,000 unsecured note payable to the same director. The promissory note bears interest at 10% per annum. All unpaid principal and accrued interest are due on June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

On August 3, 2005, the Company closed a private placement raising $1,000,000 in the form of a convertible debenture (“Debenture”) to a single investor (the "Investor"). The terms of the Debenture are for three (3) years and earn interest at the rate of ten percent (10%) per annum. Under the terms of the Debenture, the Investor has the right to convert $1,000,000 in principal and accrued interest into fully paid and nonassessable shares of common stock at fifty cents ($0.50) per share. The Company may at its election prepay the Debenture at 125% of the principal and accrued interest after providing thirty (30) days written notice during which time the Investor may at its sole election convert the principal and accrued interest into fully paid and nonassessable shares of common stock at fifty cents ($0.50) per share. In connection with the Merger, the Debenture and related accrued interest of $4,454 were converted into 2,008,908 shares of common stock. Also, in connection with the conversion, the Investor received a warrant for Seven Hundred Thousand (700,000) shares (the “Warrant”) of the Company’s common stock. The Investor shall have the right to exercise the Warrant for a period of five (5) years from the date of conversion. If exercised within one hundred eighty (180) days from the conversion date the exercise price shall be One Dollar ($1.00) per share then One Dollar Fifty Cents ($1.50) thereafter.

During the three months ended December 31, 2005, the Company issued an aggregate of $226,000 in unsecured notes payable to officers and directors of the Company for working capital purposes. In addition, from January 1, 2006 through February 10, 2006, the Company issued an aggregate of $154,500 in unsecured notes payable to officers and directors for additional working capital.

At December 31, 2005, the Company had total assets of $229,226 compared to total assets of $331,449 at September 30, 2005. Cash was $11,677 as of December 31, 2005, a decrease of $70,590 from the $82,267 cash on hand as of September 30, 2005.

Accounts receivable was $13,484 at December 31, 2005 as compared to accounts receivable of $35,327 at September 30, 2005. The decrease of $21,843 (62%) in accounts receivable is due to collection of receivables from delivery of myWellness360 services and reduced myWelless360 member enrollments in the summer months of calendar 2005.

Net fixed assets totaled $154,687 at December 31, 2005 compared to $147,719 at September 30, 2005, an increase of $6,968 (4.7%). The increase in the fixed asset total is primarily attributable to the acquisition of a vitals mobile unit from JJY Mobile Diagnostics, Inc. for $15,000 through a reduction of a note receivable due from JJY for a like amount.

Total liabilities at December 31, 2005 were $1,373,574, an increase of $543,563 (65%) from the $830,011 at September 30, 2005. Accounts payable and accrued expenses were $243,902 at December 31, 2005, an increase of $184,673 (108%) from the $169,608 at September 30, 2005. The increase is primarily due to a delay in funding activities which resulted in slower payment of expenses. Accrued payroll and related expenses totaled $223,500 at December 31, 2005; an increase of $60,725 compared to $162,775 at September 30, 2005 and is related to an increase in the rate of net accrued vacation earned during the six months ended December 31, 2005 and deferral of one (1) month’s compensation for flexSCAN’s CEO and half a month’s compensation for flexSCAN’s COO.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $2,029,581 during the six month period ended December 31, 2005. Also, the Company has a cash balance of $11,677, has a working capital deficit of $1,249,192 and a stockholders’ deficit of $1,144,348 at December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product distribution and sales; technological advances and the Company’s ability to establish collaborative arrangements with potential distribution and service relationships to expand flexSCAN’s market reach. The Company’s capital resources will be focused primarily on the marketing of the pre-symptomatic disease screening services (“mywellness360”). Currently the Company’s existing capital resources are insufficient to fund operations for the next 12 months. The Company is currently working to raise additional capital to subsidize operations until at such time that the Company achieves breakeven operations.

To date, the Company’s sources of cash have been primarily limited to the sale of equity securities and the sale of myWellness360 services. The Company cannot guarantee that myWellness360 sales will increase adequately to sustain operations in the near term, or can the Company be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of the Company’s products and or services.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts. The Company does not maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments as the company has not experienced any material losses through December 31, 2005. The allowance for doubtful accounts, when necessary, will be based on specific identification of customer accounts and a best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of receivables at least quarterly. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance may be required. The differences could be material and could significantly impact cash flows from operating activities.

Deferred Taxes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of the deferred tax assets have been reserved. If actual results differ favorably from those estimates used, the Company may be able to realize all or part of net deferred tax assets. Such realization could positively impact operating results and cash flows from operating activities.

Revenue Recognition. The Company’s pre-symptomatic disease screening services (“mywellness360 plan”) revenue is generally recognized when the service is provided. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to fiscal year end.

From time to time, the Company has acted in a manner similar to a medical equipment lease broker. As a broker, the Company earns a commission or fee for medical equipment leases referred to third parties on a non-recourse basis. The commission or fee is earned upon funding of the lease by the third party. The commission is recorded net of any related expenses and is included in equipment financing income, net.

Derivative Instruments. From time to time, the Company issues debt securities that contain features, including registration rights, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004.

Sales for the quarter ended December 31, 2005 and 2004 were $21,326 and $36,281 respectively. The decrease resulted from the slower sales of the Company’s myWellness360 wellness oriented pre-symptomatic disease screening services during the period compounded by the lack of access to a mobile CT Scanner necessary for delivery of the Company’s services resulting in delayed revenue until such technology was available to the Company.

Operating expenses decreased to $624,975 during the quarter ended December 31, 2005 from $878,449 for the same period in 2004. This decrease primarily occurred as a result of lack of access to a mobile CT Scanner necessary for delivery of the Company’s services, resulting in a decrease in fees relating to the technical component of the myWellness360 services.

Stock-based compensation expense for the quarters ended December 31, 2005 and 2004 was $55,348 and $148,166 respectively. The decrease was primarily related to the timing and amount of services rendered for warrants and common stock issued. During the quarters ended December 31, 2005 and 2004 there were no options or warrants granted for services rendered.

Interest expense for the quarter ended December 31, 2005 was approximately $45,162, whereas interest expensed in the quarter ended December 31, 2004 was approximately $29,818. The increase of $16,555 was primarily the result of interest expense related to the default of the Tryant note.

Derivative gain for the quarters ended December 31, 2005 and 2004 were $288,889 and $222,210 respectively. The increase is related to the decrease in the Company’s share price during 2005, and as a result, a decrease in the derivative liability.

Net loss for the quarters ended December 31, 2005 and 2004 were $352,289 and $642,031 respectively. The decrease in net loss is primarily due to a decrease in selling, general and administrative expenses for the quarter ended December 31, 2005.

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004.

Sales for the six months ended December 31, 2005 and 2004 were $43,150 and $185,251 respectively. The decrease resulted from the slower sales of the Company’s myWellness360 wellness oriented pre-symptomatic disease screening services compounded by the lack of access to a mobile CT Scanner necessary for delivery of the Company’s services resulting in delayed revenue recognition until such technology was available.

Operating expenses increased to $1,979,741 during the six months ended December 31, 2005 from $1,239,065 for the same period in 2004. This increase of $740,676 (60%) is primarily the result of costs associated with the reverse merger with Fuel Corporation of America.

Stock-based compensation expense for the six months ended December 31, 2005 and 2004 was $110,696 and $296,331 respectively. The decrease of $185,635 was primarily due to the vesting terms of warrants already outstanding to employees and non-employees. For the six months ended December 31, 2004 there were more warrants that had not yet vested as compared to December 31, 2005.

Interest expense for the six months ended December 31, 2005 was $376,710, whereas interest expense in the six months ended December 31, 2004 was $47,348. The increase of $329,362 was primarily the result of interest expense related to the amortization of the debt discount on the Tryant note and interest expense related to other notes payable.

Derivative gain for the six months ended December 31, 2005 and 2004 were $288,889 and $2,362,273 respectively. The decrease of $2,073,384 is due to the decrease in the number of warrants issued and considered derivative instruments for the six months ended December 31, 2005. All warrants for the six months ended December 31, 2004 were considered derivative instruments whereas only the registration rights on the Tryant note payable was considered a derivative instrument for the six months ended December 31, 2005.

Net loss for the six months ended December 31, 2005 was $2,029,581 and net income for the six months ended December 31, 2004 was $564,101. The increase in net loss is primarily due to an increase in selling, general and administrative expenses, interest expense, and a decrease in derivative valuation gain for the six months ended December 31, 2005.

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

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2005, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

Changes in Internal Control

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended December 31, 2005.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

As of December 31, 2005, the Company was in default under the Amended Note to Tryant Capital, LLC and is currently negotiating a waiver and extension of the Amended Note from December 31, 2005 to March 31, 2005.

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

flexSCAN, Inc.
(Registrant)

Date: February 14, 2006	By: /s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date: February 14, 2006	By: /s/ Francis X. Pisano
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