Form 10QSB
period 2006-03-31
flexSCAN, Inc.
filed 2006-05-22
CIK 216593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

| X | Yes |   | No

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

|   | Yes | X | No

As of May 19, 2006, the registrant had 46,619,648 shares of common stock, par value $0.001, outstanding.

FLEXSCAN, INC.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

flexSCAN, Inc.

CONSOLIDATED BALANCE SHEET
As of March 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$1,627
Accounts receivable:
Billed	5,249
Unbilled	8,185
Prepaid expenses and other current assets	3,449
Total current assets	18,510

Fixed assets, net	142,703
Deposits	42,016
Intangible asset, net	3,514

$206,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$295,859
Derivative liability	151,111
Accrued expenses	143,490
Deferred revenue	19,015
Deferred compensation	295,197
Current portion of deferred rent liability	18,783
Current portion of capital lease obligations	17,823
Related party notes payable, net of debt discount of $114,591	653,468
Total current liabilities	1,594,746

Deferred rent liability, net of current portion	55,625
Capital lease obligations, net of current portion	30,793

Total liabilities	1,681,164

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 150,000,000 shares authorized; 46,448,219 shares issued and outstanding	46,449
Additional paid-in capital	9,251,991
Accumulated deficit	(10,772,861)

Total stockholders’ deficit	(1,474,421)

$206,743

The accompanying notes are an integral part of these consolidated financial statements.

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	March 31,		March 31,
	2006	2005	2006	2005

SALES	$43,918	$307,100	$87,068	$492,261

COST OF SALES	23,334	58,163	38,503	127,744

GROSS PROFIT	20,584	248,937	48,565	364,517

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	746,664	615,802	2,726,405	1,855,653

LOSS FROM OPERATIONS	(726,080)	(366,865)	(2,677,840)	(1,491,136)

OTHER INCOME/(EXPENSE)
INTEREST EXPENSE, NET	(267,827)	(9,896)	(644,537)	(57,244)
EQUIPMENT FINANCING INCOME, NET	-	-	-	47,661
OTHER INCOME	-	-	10,000	786
DERIVATIVE VALUATION GAIN (LOSS)	-	(245,983)	288,889	2,116,290

TOTAL OTHER INCOME (EXPENSE), NET	(267,827)	(255,879)	(345,648)	2,107,493

INCOME (LOSS) BERFORE INCOME TAXES	(993,907)	(622,744)	(3,023,488)	616,357

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(993,907)	(622,744)	(3,023,488)	(616,357)

DEEMED PREFERRED STOCK DIVIDENDS	-	-	-	675,000

NET LOSS AVAIL. TO COMMON STOCKHOLDERS	$(993,907)	$(622,744)	$(3,023,488)	$(58,643)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
BASIC	$(0.03)	$(0.03)	$(0.08)	$-
DILUTED	$(0.03)	$(0.03)	$(0.08)	$-
Weighted Average Shares Outstanding:
BASIC	39,566,047	23,958,392	37,407,868	22,498,164
DILUTED	39,566,047	23,958,392	37,407,868	22,498,164

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(3,023,488)	$616,357
Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	32,646	27,247
Amortization of debt discount	387,150	2,424
Estimated fair value of warrants issued for services	156,594	331,096
Estimated fair value of warrants issued to employees	9,450	113,400
Acquisition costs entered into in exchange for a note payable	225,000	-

Estimated fair value of common stock issued in connection with debt	175,000	-
Estimated fair value of common stock issued for services	205,000	-
Derivative valuation gain	(288,889)	(2,116,290)
Changes in operating assets and liabilities:
Accounts receivable, net	95,920	(70,623)
Prepaid expenses and other current assets	22,606	(2,780)
Accounts payable	163,149	22,462
Accrued expenses and deferred revenue	270,980	(103,100)
Net cash used in operating activities	(1,568,882)	(1,179,807)

Cash flows used in investing activities:
Purchases of fixed assets	(2,119)	-

Cash flows from financing activities:
Issuance of common stock for cash	50,000	275,000
Issuance of Series B preferred stock for cash	-	900,000
Proceeds from borrowings under notes payable	1,490,500	60,000
Proceeds from exercise of common stock warrants	91,156	-
Repayment of related party notes payable	(54,140)	(161,275)
Repayment of capital lease obligations	(12,250)	-
Net cash provided by financing activities	1,565,266	1,073,725

Net decrease in cash	(5,735)	(106,082)
Cash, beginning of period	7,362	140,578
Cash, end of period	$1,627	$34,496

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,878	$14,000
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of debt and accrued interest into common stock	$1,178,788	$-
Settlement of accounts payable with common stock	$30,000	$-
Value of warrants issued with Series B preferred shares	$-	$675,000

Debt discount recorded for warrants and effective beneficial conversion feature related to debt	$415,985	$-
Fixed assets received in exchange for notes receivable	$15,000	$-

Reclassification of fair value of derivative liability from additional paid in capital	$440,000	$-

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

Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s Form 8-K/A filed on December 27, 2005.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Since its original incorporation on February 13, 2001, flexSCAN, Inc.’s efforts have been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through March 31, 2006, flexSCAN has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. flexSCAN’s model is to increase the availability of leading-edge imaging diagnostic technology through a blending of teleradiology and remote/mobile services resulting in greater access, increased affordability and improvement of the human condition, while not incurring the economic burden of operating physical facilities.

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

March 31, 2006 and 2005

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In connection with the Merger, the Company entered into an Indemnity Agreement with Tryant, LLC, a principal stockholder of Fuel Corp. (“Tryant”), whereby, among other things, Tryant agrees to pay and indemnify the Company with respect to any and all past liabilities of any type or nature of the Company existing at or arising out of any act or occurrence prior to the closing of the Merger Agreement and all other related agreements. As consideration for Tryant entering into the Indemnity Agreement, the Company agreed to pay Tryant $550,000, which was expensed during the six months ended December 31, 2005, and is included in selling, general and administrative expenses. Pursuant to the terms of the Indemnity Agreement, the Company paid $325,000 on the closing of the Merger Agreement. The Company issued a convertible promissory note for the remaining $225,000 (see Note 3).

Basis of Presentation

The accompanying consolidated financial statements include the results of flexSCAN, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $3,023,488 during the nine month period ended March 31, 2006. Also, the Company has a cash balance of $1,627, a working capital deficit of $1,576,236 and a stockholders’ deficit of $1,474,421 at March 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s success is dependent upon numerous items, certain of which are the successful growth of revenues from its services, its ability to obtain new customers in order to achieve levels of revenue adequate to support the Company’s current and future cost structure, and its success in obtaining financing for operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, technical difficulties, market acceptance, and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

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

Concentrations of Credit Risk

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2006, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At March 31, 2006, no reserve against accounts receivable was required.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at March 31, 2006 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2006, the Company’s management believes there is no impairment of its long-lived assets.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

Derivative Financial Instruments

From time to time, the Company issues debt securities that contain features, including registration rights, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At March 31, 2006, no such classification requirement existed. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income.

During the nine month periods ended March 31, 2006 and 2005, the Company recognized other income of $288,889 and $2,116,290 respectively, related to the change in the fair value of derivative instruments. The fair value of derivative instruments at March 31, 2006 is $151,111 (see Note 3).

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the nine month periods ended March 31, 2006 and 2005: dividend yield of 0% ; estimated lives of 1 year (2006) and 0.1 to 4 years (2005); annual volatility of 50%; and risk free interest rates of 4.83% (2006) and 3.0% (2005).

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

March 31, 2006 and 2005

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs for the nine month periods ended March 31, 2006 and 2005 were $1,347 and $8,371, respectively.

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

March 31, 2006 and 2005

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

Prior to July 14, 2005, the Company did not have a stock-based employee compensation plan, but instead issued warrants to employees. On July 14, 2005, the Company adopted the flexSCAN, Inc. 2005 Equity Compensation Plan (the “Plan”). The Company accounts for stock-based employee compensation under the recognition and measurement principles of APB No. 25, and related interpretations. During the three and nine month periods ended March 31, 2006 and 2005, the Company recorded stock-based employee compensation cost of $3,150 and $9,450 and $37,800 and $113,400, respectively, for employee warrants granted at or below the estimated fair market value of the Company’s common stock on the date of grant. There were no options granted under the Plan during the nine months ended March 31, 2006. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For The Three Month Period		For The Nine Month Period
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net income (loss) as reported	$(993,907)	$(622,744)	$(3,023,488)	$616,357
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,150	37,800	9,450	113,400
Deduct:
Total stock-based employee compensation under fair value based method for all awards, net of related tax effects	(7,158)	(47,778)	(21,474)	(143,334)

Pro forma net income (loss)	$(997,915)	$(632,722)	$(3,035,512)	$586,423

Basic income (loss) per share - as reported	$(0.03)	$(0.03)	$(0.08)	$-
Basic income (loss) per share - pro forma	$(0.03)	$(0.03)	$(0.08)	$-
Diluted income (loss) per share - as reported	$(0.03)	$(0.03)	$(0.08)	$-
Diluted income (loss) per share - pro forma	$(0.03)	$(0.03)	$(0.08)	$-

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

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

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. The impact under the as-if converted method for dilutive convertible debt, and the treasury stock method for warrants would have resulted in incremental shares of 3,898,292 and 8,998,575 for the nine month periods ended March 31, 2006 and 2005, respectively.

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

March 31, 2006 and 2005

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

In August 2005, four related party note holders converted notes totaling $160,000 and the related accrued interest of $14,334 into 1,569,782 shares of the Company’s common stock. Two of these note holders whose converted shares totaled 154,214 converted their notes prior to the Merger. In connection with the conversion, the associated debt discount of $83,333 was recorded as interest expense during the nine month period ended March 31, 2006.

On August 3, 2005, the Company issued a convertible debenture (the “Debenture”) to Rosfor International, Inc. (“Rosfor”) in the principal amount of $1,000,000. The Debenture bore interest at 10% per annum and was payable quarterly or was accrued at the holder’s option. All outstanding principal and accrued interest was due and payable on August 3, 2008. Rosfor, at its election, could choose to convert the Debenture and any accrued interest into shares of the Company’s common stock at $0.50 per share. The Debenture was mandatorily convertible upon the occurrence of a (i) qualified financing, as defined, (ii) public offering, as defined, or (iii) consolidation or merger of the Company, as defined, into shares of the Company’s common stock at a conversion rate of $0.50 per share. In connection with the Merger, the Debenture and related accrued interest of $4,454 were converted into 2,008,908 shares of the Company’s common stock.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 3 - FINANCING TRANSACTIONS, continued

In addition to the warrant, in February 2006, the Company issued to Rosfor an additional 500,000 shares of common stock valued at $0.35 per share based on the trading price in effect on that date, resulting in additional interest expense of $175,000.

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

On November 15, 2005, the Company entered into an Amendment to the Convertible Promissory Note (the “Amended Note”). The Amended Note provided for a waiver of the default until December 31, 2005. In consideration of the waiver, the Company agreed to pay to Tryant the sum of $1,000 per day commencing October 15, 2005, up to a cap of $30,000, in addition to the principal amount due under the Note Agreement plus accrued interest, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. During the three month period ended December 31, 2005, the Company recorded the $30,000 as interest expense and has included such amount in accrued interest in the accompanying consolidated balance sheet as of March 31, 2006. On December 31, 2005, the Company further defaulted on the Note Agreement by failing to make the scheduled principal payment of $50,000 required under the Note Agreement. As a result, the remaining 444,444 warrant shares became vested and immediately exercisable. As of May 19, 2006, Tryant has not exercised its warrant as to the 444,444 shares of the Company’s common stock.

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

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 3 - FINANCING TRANSACTIONS, continued

Effective March 23, 2006, the Company entered into Amendment No. 2 to Note. Pursuant to the amendment, the Company is required to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) April 30, 2006. Such registration statement shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis, the Company has not met the registration requirements. The Company has determined that the registration rights represent an embedded derivative instrument under SFAS No. 133 and EITF Issue No. 00-19. Accordingly, the Company recorded the fair value of the derivative instrument at its fair value of $440,000 at the inception date of the registration rights agreement, and subsequently recorded the derivative at its fair value at March 31, 2006. At March 31, 2006, the derivative liability had a value of $151,111 related to the registration rights. During the nine months ended March 31, 2006, the Company recorded a change in the fair value of the derivative instrument of $288,889, which is included in derivative valuation gain in the accompanying consolidated statement of operations.

In addition, the Amended Note provided that if the Company fails to deliver certificates evidencing shares of common stock which Tryant converts pursuant to the Note Agreement or evidencing shares issuable upon exercise of the warrant, for each day that such delivery is not made, the Company shall pay to Tryant $100 for every $1,000 in value of the converted or exercised shares, as applicable, based on the conversion rate of $0.50 per share.

As of March 31, 2006, the Company was in default under the Amended Note. On April 30, 2006, the Company entered into Amendment No. 3 to the Convertible Promissory Note (the “Third Amended Note’). The Third Amended Note requires, among other things, for the Company to make a payment of $120,000 not later than May 16, 2006, with additional minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amount owed pursuant to the Note Agreement are paid in full. On May 12, 2006, the Company paid $120,000 to Tryant in accordance with the terms of the Third Amended Note. The Third Amended Note also provides that in the event the Company receives capital in excess of $750,000 in one transaction, the Company shall pay the entire outstanding balance of the Note within five days of its receipt of funding.

The following is a summary of the debt financing transactions during the three month period ended March 31, 2006:

On January 13, 2006, the Company issued a $28,000 unsecured note payable to the Company’s Chief Executive Officer. The note bears interest at 10% per annum. The note is due and payable on or before June 30, 2006.

On January 24, 2006, the Company issued a $12,000 unsecured note payable to the Company’s Chief Executive Officer. The note bears interest at 10% per annum. The note is due and payable on or before June 30, 2006.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 3 - FINANCING TRANSACTIONS, continued

On January 30, 2006, the Company issued a $50,000 unsecured note payable to HAP Investments, LLC. The note bears interest at 10% per annum. The note is due and payable on either the sooner of April 1, 2006 or upon receipt of not less than four hundred thousand ($400,000) dollars in funding.

On February 7, 2006, the Company issued a $4,500 unsecured note payable to the Company’s Chief Executive Officer. The note bears interest at 10% per annum. The note is due and payable on or before June 30, 2006.

On February 10, 2006, the Company issued a $60,000 unsecured note payable to HAP Investments, LLC. The note bears interest at 10% per annum. The note is due and payable on either the sooner of June 30, 2006 or upon receipt of not less than four hundred thousand ($400,000) dollars in funding.

On February 28, 2006, the Company issued a $60,000 unsecured note payable to HAP Investments, LLC. The note bears interest at 10% per annum. The note is due and payable on either the sooner of June 30, 2006 or upon receipt of not less than four hundred thousand ($400,000) dollars in funding.

In connection with certain of these issuances, the Chief Executive Officer and HAP Investments, LLC received 445,000 and 2,100,000 warrants, respectively with an exercise price of $0.10. The warrants vest immediately and were valued using the Black-Scholes valuation formula using an estimated life of 3 years, volatility of 50%, and a risk free interest rate of 4.54%. In connection with these warrants, the Company recorded a debt discount of $190,985, of which $76,394 was amortized to interest expense during the three and nine months ended March 31, 2006.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 4 - STOCKHOLDERS' EQUITY

On August 12, 2005, the board of directors authorized the issuance of 250,000 shares of the Company’s common stock, vesting immediately, in connection with consulting services performed on behalf of the Company through the date of issuance. The shares were issued at $0.17 per share (fair market value on the date of issuance) resulting in consulting expense of $42,500, which is included in selling, general and administrative expenses for the nine months ended March 31, 2006.

Prior to the Merger on August 12, 2005, Series B and Series A Preferred shares, totaling 646,334 and 194,889, respectively, were converted into common stock.

On November 30, 2005, a director of the Company exercised a warrant to purchase 884,437 shares of the Company’s common stock resulting in proceeds of $75,600 to the Company.

On January 24, 2006, the Company’s Board of Directors approved an increase in the authorized capital stock of the Company to 160,000,000 shares, of which 150,000,000 will be common stock, par value $0.001, and 10,000,000 will be preferred stock, par value $0.001.

On March 9, 2006, the Company issued 100,000 shares of common stock in exchange for legal services. Based on the trading price of $0.35 per share, the Company recorded $35,000 in legal expense, which is included in selling, general and administrative expenses during the three and nine month periods ended March 31, 2006.

On March 21, 2006, the Company issued 142,857 shares of common stock in exchange for $50,000 in cash.

On March 31, 2006, the Company issued 450,000 shares of its common stock to a consultant in settlement of accounts payable of $30,000 and $15,000 in unbilled marketing services to the consultant. Based on the trading price of the Company’s common stock of $0.35 per share on the date of settlement, the Company recorded additional marketing expense of $127,500, which is included in general and administrative expenses for the three and nine months ended March 31, 2006.

During the three months ended March 31, 2006, certain stockholders and two officers of the Company exercised 7,983,625 warrants to purchase 6,033,839 shares of the Company’s common stock on a cashless basis.

During the nine months ended March 31, 2006, the Company recorded $166,044 and $444,496 of compensation and consulting expense related to the vesting of warrants issued in prior periods to employees and consultants.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, which is included in selling, general and administrative expenses, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2006, the Company recorded sales of approximately $19,120 in connection with services performed on behalf of a company owned by a Director of flexSCAN.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 7 - SUBSEQUENT EVENTS

From April 1, 2006 through May 18, 2006 the Company issued an aggregate of $247,650 in unsecured notes payable to related parties as outlined in the table below. The notes bear interest at 10% per annum. All unpaid principal and accrued interest are due on June 30, 2006. A summary of the notes are as follows:

Name	Relationship	Loan Amount	Loan Date
Michael Reynolds	COO	$2,650.00	4/6/2006
HAP Investments	Director	$35,000.00	4/4/2006
HAP Investments	Director	$30,000.00	4/17/2006
HAP Investments	Director	$30,000.00	5/1/2006
HAP Investments	Director	$150,000.00	5/12/2006
Total		$247,650.00

In consideration for the loans made by the above lenders, the Company issued warrants for an aggregate of 2,476,500 shares of common stock with an exercise price of $0.10 per share and an expiration date 3 years from the grant date, resulting in a debt discount of $186,704. The summary of the warrants issued in connection with the notes is as follows:

Name	Relationship	Warrant Shares	Exercise Price	Grant Date	Expiration Date
Michael Reynolds	COO	26,500	$0.10	4/6/2006	4/6/2009
HAP Investments	Director	350,000	$0.10	4/4/2006	4/4/2009
HAP Investments	Director	300,000	$0.10	4/17/2006	4/17/2009
HAP Investments	Director	300,000	$0.10	5/1/2006	5/1/2009
HAP Investments	Director	1,500,000	$0.10	5/12/2006	5/12/2009
Total		2,476,500

On April 1, 2006, the Company’s Chief Financial Officer was issued 884,437 warrants to purchase common stock at $0.171 per share. The warrants vest immediately and expire three years from the date of issuance. The warrants were valued under APB 25, resulting in $158,314 in compensation expense.

flexSCAN, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE 7 - SUBSEQUENT EVENTS, continued

On April 3, 2006, the Company issued 71,429 shares of common stock for $0.35 per share for $25,000 cash

On April 17, 2006, the Company issued 100,000 shares of common stock for $0.35 per share for $35,000 cash.

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

During the three months ended March 31, 2006, the Company issued an aggregate of $214,500 in unsecured notes payable to officers and directors of the Company for working capital purposes. During the three months ended March 31, 2006, the Company issued an aggregate of 550,000 shares of common stock in exchange for $162,500 of legal and marketing services and existing accounts payable of $30,000 and $15,000 in unbilled services, and 142,857 shares of common stock for $50,000 cash. From April 1, 2006 through May 18, 2006 the Company issued an aggregate of 171,429 shares of common stock for $60,000 in cash and received proceeds of $247,650 from unsecured notes payable bearing interest at 10% per annum.

At March 31, 2006, the Company had total assets of $206,743 compared to total assets of $229,226 at December 31, 2005. Cash was $1,627 as of March 31, 2006, a decrease of $10,050 from the $11,677 cash on hand as of December 31, 2005.

Accounts receivable was $13,434 at March 31, 2006 as compared to accounts receivable of $13,484 at December 31, 2005. The decrease in accounts receivable is due to collection of receivables from delivery of myWellness360 services and reduced myWelless360 member enrollments.

Net fixed assets totaled $142,703 at March 31, 2006 compared to $154,687 at December 31, 2005, a decrease of $11,984 (8%). The decrease in net fixed assets is primarily attributable to depreciation of the assets.

Total liabilities at March 31, 2006 were $1,681,164, an increase of $307,590 (22%) from the $1,373,574 at December 31, 2005. Accounts payable and accrued expenses were $379,419 at March 31, 2006, an increase of $184,673 (64%) from the $286,776 at December 31, 2005. The increase is primarily due to a delay in funding activities, which resulted in slower payment of expenses. Accrued payroll and related expenses totaled $370,797; an increase of $147,297 compared to $223,500 at December 31, 2005 and is primarily related to deferral of three (3) months of compensation for flexSCAN’s CEO and COO.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $3,023,488 during the nine month period ended March 31, 2006. Also, the Company has a cash balance of $1,627, has a working capital deficit of $1,576,236 and a stockholders’ deficit of $1,474,421 at March 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts. The Company does not maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments as the company has not experienced any material losses through March 31, 2006. The allowance for doubtful accounts, when necessary, will be based on specific identification of customer accounts and a best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of receivables at least quarterly. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Derivative Instruments. From time to time, the Company issues debt securities that contain features, including registration rights, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

Sales for the quarter ended March 31, 2006 and 2005 were $43,918 and $307,100 respectively. The decrease of $263,182 resulted from the slower sales of the Company’s myWellness360 wellness oriented pre-symptomatic disease screening services, compounded by the lack of access to a mobile CT Scanner necessary for delivery of the Company’s services resulting in delayed revenue until such technology was available to the Company.

Cost of sales decreased to $23,334 during the quarter ended March 31, 2006 from $58,163 for the same period in 2005. This decrease of $34,829 is primarily due to the significant decrease in sales for the same period.

Selling, general and administrative expenses increased to $746,664 during the quarter ended March 31, 2006 from $615,802 for the same period in 2005. This increase is primarily attributable to a significant increase in accounting, legal and acquisition expenses related to going public and stock-based compensation to employees and consultants for services rendered.

Interest expense for the quarter ended March 31, 2006 was approximately $267,800, whereas interest expense in the quarter ended March 31, 2005 was approximately $10,000. The increase of $257,800 was primarily due to the issuance of stock to Rosfor International which resulted in interest expense of $175,000 and amortization of debt discount related to fair value of warrants totaling $76,394 issued in connection with new notes payable to the Company's Chief Executive Officer and HAP Investments, LLC.

Derivative loss for the quarters ended March 31, 2006 and 2005 was $0 and $245,983 respectively. The decrease is related to conversion of debt in the prior year, which resulted in the end of derivative accounting for the Company’s non-employee warrants.

Net loss for the quarters ended March 31, 2006 and 2005 were $993,907 and $622,744 respectively. The increase in net loss is primarily due to an increase in interest expense and selling, general and administrative expenses for the quarter ended March 31, 2006.

NINE MONTHS ENDED MARCH 31, 2006 AND 2005

Sales for the nine months ended March 31, 2006 and 2005 were $87,068 and $492,261 respectively. The decrease of $405,193 resulted from the slower sales of the Company’s myWellness360 wellness oriented pre-symptomatic disease screening services, compounded by the lack of access to a mobile CT Scanner necessary for delivery of the Company’s services resulting in delayed revenue until such technology was available to the Company.

Cost of sales decreased to $38,503 during the nine months ended March 31, 2006 from $127,744 for the same period in 2005. This decrease of $89,241 is primarily due to the significant decrease in sales for the same period.

Selling, general and administrative expenses increased to $2,726,405 during the nine months ended March 31, 2006 from $1,855,653 for the same period in 2005. This increase is primarily attributable to a significant increase in accounting, legal and acquisition expenses related to going public and stock-based compensation to employees and consultants for services rendered.

Equipment financing income decreased to $0 during the nine months ended March 31, 2006 from $47,661 for the same period in 2005. This decrease is attributable to the Company no longer providing equipment financing in the year ended June 30, 2006.

Interest expense for the nine months ended March 31, 2006 was approximately $644,537, whereas interest expense in the nine months ended March 31, 2005 was approximately $57,244. The increase of $587,293 was primarily due to amortization of the debt discount of $225,000 related to the Note issued to Tryant, LLC, issuance of stock to Rosfor International which resulted in interest expense of $175,000 and amortization of debt discount related to fair value of warrants totaling $76,394 issued in connection with new notes payable to the Company's Chief Executive Officer and HAP Investments, LLC.

Derivative loss for the nine months ended March 31, 2006 and 2005 was $288,889 and $2,116,290 respectively. The decrease is related to conversion of debt in the prior year, which resulted in the end of derivative accounting for the Company’s non-employee warrants.

Net loss for the nine months ended March 31, 2006 and 2005 was $3,023,488 as compared to the mean of $616,357 for the nine months ended March 31, 2005. The increase in net loss is primarily due to a decrease in derivative gains for the nine months ended March 31, 2006.

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

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Officer also concluded that, as of March 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Prinicpal Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January, February and March of 2006, the Chief Executive Officer and Hap Investments, LLC made various loans to the Company in the form of notes payable. In connection with these issuances, the Chief Executive Officer and HAP Investments, LLC received 445,000 and 2,100,000 warrants, respectively with an exercise price of $0.10.

In January, February and March 2006, Thomas Banks, Terry Giles, Ron Waranch and Michael Reynolds were issued 2,906,508, 1,110,525, 226,349 and 1,790,457 shares of common stock, respectively, totaling 6,033,839 shares of common stock in a cashless exercise of warrants, resulting in the retirement of 7,983,625 warrants. The securities were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended.

On March 9, 2006, the Company issued 100,000 shares of common stock to Sichenzia Ross Friedman Ference, LLP in exchange for legal services. Based on the trading price of $0.35 per share, the Company recorded $35,000 in legal expense during the three month period ended March 31, 2006. The securities were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended.

On March 21, 2006, the Company issued 142,857 shares of common stock to Boris and Susanna Groysman Joint Tenants for $0.35 per share for $50,000 cash. The securities were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2006, Michael Nason converted $30,000 in accounts payable and $15,000 in unbilled services into 450,000 shares of the Company’s common stock. Based on the trading price of $0.35 per share of common stock, the Company recorded additional marketing expense of $127,500 in connection with the common stock issuance for services. The securities were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

As of March 31, 2006 the Company was in default under the Amended Note to Tryant Capital, LLC (“Tryant”), a principal stockholder of the Company. On April 30, 2006 the Company entered into Amendment No. 3 (the "Amendment") to the Convertible Promissory Note (the "Note") dated August 12, 2005 made in favor of Tryant under which the Company was in default. The Amendment provided for payment of a minimum of $120,000 (the "Minimum Payment") within five business days of the Company's receipt of its next traunche of financing or, in any event, not later than May 16, 2006, with minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amounts owed pursuant to the Note are paid in full. If the Company receives capital in excess of $750,000, in one transaction, the Company has agreed to pay the entire balance owed pursuant to the Note within five (5) days of its receipt of such funding. Pursuant to the Amendment, if the Company failed to make the Minimum Payment on or before May 16, 2006, the Company would use its best efforts to cause the rescission of the reverse merger between the Company, and its operating subsidiary, flexPlus, Inc., on or before July 15, 2006. In addition, the Amendment provided for the amendment of the Lock-Up/Leak-Out and Registration Rights Agreement, between the parties, dated August 12, 2005, to allow for sales of the Company's common stock by Tryant on a cumulative basis. On May 12, 2006 the Company issued a check in the amount of the Minimum Payment satisfying the initial terms of the Amendment.

Item 4. Submission of Matters to a Vote of Security Holders

On January 19, 2006, the holders of 71.54% of the Company’s common stock consented in writing to an increase in the authorized capital of the Company to an aggregate of 160,000,000 of which 150,000,000 are common stock, par value $0.001, and 10,000,000 are preferred stock, par value $0.001.

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

flexSCAN, Inc.
(Registrant)

Date: May 22, 2006	By:	/s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date: May 22, 2006	By:	/s/ Francis X. Pisano
Francis X. Pisano
Vice President, Controller (Principal Financial and Accounting Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 3a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002