Form 10KSB
period 2006-06-30
flexSCAN, Inc.
filed 2006-11-14
CIK 216593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended June 30, 2006.

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to ______

Commission File Number: 000-09283

flexSCAN, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	88-0299716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27201 Puerta Real, Suite 350, Mission Viejo, California 92691
(Address of principal executive offices)

(949) 609-1966
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act
None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

1

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Issuer's revenues for the year ended June 30, 2006 were $134,708

The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $0.90 per share closing sale price of the Common Stock on October 31, 2006 as reported on the Over-the-Counter Bulletin Board, was approximately $15,153,963. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2006, Registrant had 51,873,112 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

2

flexSCAN, INC.

FORM 10-KSB ANNUAL REPORT

Annual Report

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the 1933 Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." The achievement or realization of the expectations or beliefs set forth in forward-looking statements are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in this Item 1 "Business," Item 6 "Management's Discussion and Analysis and Plan of Operation--Factors That May Affect Our Future Results" as well as those discussed in any documents incorporated by reference herein or therein. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Introduction

flexSCAN, Inc. was originally incorporated under the laws of the State of Nevada on February 21, 1991, as Fuel Corporation of America (“Fuel Corporation”). On July 15, 2005, Fuel Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among FCA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Fuel Corporation (“FCA”), and flexSCAN, Inc., a Delaware corporation. Pursuant to the Merger Agreement, FCA was merged with and into flexSCAN, with flexSCAN surviving as a wholly-owned subsidiary of Fuel Corporation. As a result of the merger, the operations of flexSCAN become the sole operations of Fuel Corporation. Upon completion of the merger flexSCAN changed its name to flexPLUS.

On September 19, 2005, Fuel Corporation merged with and into flexSCAN, Inc., a Nevada corporation and wholly owned subsidiary of the Company for the sole purpose of effecting a name changed of Fuel Corporation to flexSCAN, Inc. (“flexSCAN” or the “Company” or “our” or “we”). flexSCAN is currently headquartered in Orange County, California, with its principal executive offices located at 27201 Puerta Real, Suite 350, Mission Viejo, 92691.

General

flexSCAN is a healthcare information and services organization focusing on providing high technology medical information management to the healthcare consumer, along with a unique incentive program designed to abate the rising costs of healthcare to both employers and employees. We believe that our patent-pending and proprietary program wellness360™ is an industry-first for corporate health and wellness management. wellness360™ packages advertising and marketing research opportunities with 'no-cost' corporate health and wellness services, then rewards employers and employees for using the services. The program leverages innovative technology to provide participants with free comprehensive health and wellness services, an online personal health record system, online lifestyle guides for fitness and nutrition, and online progress tracking. Employers and employees receive economic rewards for using the free services and for participating in advertiser-sponsored activities.

Annual Report

Another component of our wellness360™ program that differentiates us from the competition is the ability of our members’ healthcare professionals to quickly and easily upload copies of their “paper” records by simply using their office fax machine. In turn, wellness360’s software identifies the patient and provider though a simple and reliable character recognition strategy and automatically updates the individual’s medical record. flexSCAN’s online medical record not only provides a workable solution to the pressing need for access to a patient’s medical information, it does so at no cost to the participants. Our solution is provided free of charge to both healthcare providers and our wellness360 members.

All information provided to us by our members is aggregated into an electronic medical record system, which allows us to develop a Member Profile for each member based on every element of their life including diet, exercise, medical records, ethnicity, socioeconomic status, risky behaviors, medications, family history, diseases, and interests. In exchange for allowing wellness360 members to participate in our program free of charge, we allow marketers, advertisers and researchers to submit information in the form of advertisements, surveys, questionnaires, educational material and offers, collectively referred to as Messages, to a specified Member Profile. The Messages are submitted to us and upon review and acceptance by us are made available to members matching the specified Member Profile once the member logs into the wellness360 portal. All identifying member information is completely confidential and Health Insurance Portability and Accountability Act, referred to as HIPAA, compliant. The economic benefits of these activities are not exclusively received by flexSCAN. Fundamental to our business model is our mission to contribute to the reduction and overall control of healthcare costs. In this spirit, we used the revenues received from marketers, advertisers and researchers to fund our economic rewards programs for members and their employers in an attempt to offset burdensome healthcare costs, such as premiums, co-payments and deductibles. For a detailed description on how our wellness360™ program works please see the section below entitled “The Wellness360™ Process”.

Annual Report

The Wellness360™ Process

flexSCAN’s wellness360™ program incentivizes employees to manage their own on-line personal health record and motivates them to pursue a healthier lifestyle. The program enables flexSCAN to create a number of potentially lucrative revenue channels by leveraging opportunities in the multi-trillion dollar health care industry. The unique formula for our wellness360tm model is illustrated in the following flowchart:

1.	The employer (1) provides healthcare benefits to its employees (2) either by engaging an insurance company or self-insuring the benefits.

2.
Employees (2) enjoy the health benefits provided by the employer (1). Employees interact with flexSCAN’s wellness360 web portal providing critical health, wellness and lifestyle information that is stored in a centralized structured/secure HIPAA compliant database (3).

3.
flexSCAN’s Marketing Alliances (7) provide promotional messages, educational content and potential research and survey opportunities (4) to a selected body of wellness360 members. This information is routed to the members via flexSCAN’s HIPAA Compliant Firewall (6) and delivered to wellness360 members that meet the Marketing Alliances’ defined profile.

4.	wellness360™ members may, at their election, communicate with the Marketing Alliances to divulge their identity.

5.	Marketing Alliances (7) pay flexSCAN for marketing, advertising, sponsorship, licensing or research (8).

6.	flexSCAN routes a percentage of the marketing revenue to both participating employees (2) and employers (1) based on the earned rewards of each participant (10).

Annual Report

7.
The revenue sharing (9) enjoyed by the employees (2) is based on the total rewards points earned. Rewards points are earned for every banner ad view click-throughs, database additions, etc. Each reward point is worth one point five cents ($0.015) and is eligible for conversion into cash or non-cash rewards on a quarterly basis (10).

8.
Employers (1) receive an amount equal to twenty-five percent (25%) (11) of the total dollars (10) earned by the employees participating in wellness360. Additionally, an amount equal to five percent (5%) of the participant’s rebates (11) is paid to flexSCAN’s broker/agents (12) representing wellness360.

Our wellness360 model not only stimulates attention to lifestyle changes and disease management, it provides our members the ability to directly effect change and more importantly, lower both member and employer costs of healthcare.

As illustrated in the accompanying figure, our wellness360™ service is an individual’s hub for every aspect of their medical and lifestyle activities. The fuel for our wellness360 proposition comes from marketers, including both commercial enterprises and pure research organizations such as universities and medical schools. Marketers provide flexSCAN both their messages and dollars. In turn, the messages are distributed to our members based on their unique demographic, lifestyle and medical database. Based on member activity, employers are provided incentive dollars to stimulate their employees’ activities and more importantly, provide additional working capital which may be used to directly offset out of control healthcare costs.

As an added benefit, wellness360™ is each member’s safe, secure and private medical record kept online for easy access and, in the event of a medical emergency available to physicians and emergency medical personnel 24-hours a day year around.

Customers

To date, we have primarily focused on employer groups in the southern California area for purposes of our wellness360 program. We believe, however, that our electronic medical record system will not only allow us to expand our customer base from employers and employees to include marketers, advertisers, and researchers but will also allow us to penetrate markets outside of southern California.

Target Market

Our target is defined into three categories: 1) individuals desiring access to their medical records and personalized wellness solutions; 2) sponsors, such as employers, unions and associations, that shoulder the burden of providing healthcare benefits to their employees or members and seek lower costs; and 3) marketers, such as advertisers, pharmaceutical manufactures, research institutions and fitness equipment manufactures, desiring access to a highly defined population selected via wellness360’s database-driven selection criteria.

Based on the above definition of our target market, wellness360 is a solution for every form of business and organization (sectors including private, local, state and federal) seeking to reduce the cost of healthcare and create a healthier workforce. Since wellness360 is an information-based business model, our market spans state and national boundaries allowing us to define flexSCAN’s market as truly international.

Annual Report

The wellness360 community provides our marketing alliances a powerful and cost effective conduit to a truly unique, motivated and highly defined population.

Competition

Management believes the principal competitive factors for companies seeking to succeed in the Company’s markets are: 1) available capital sources, 2) affordable capital sources, 3) awareness of the Company’s offerings, 4) supplemental business guidance and advice, and 5) continued economic growth. Some other companies that are primarily focused on offering competitive products are Blue Cross, Aetna, Beechstreet, WellPoint, WebMD and, in the future, new companies that may enter the Company’s marketplace.

Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, substantial track records, and significantly greater financial, technical and marketing resources than us. This may allow our competitors to devote greater resources to the development and promotion of their services. Many of these competitors offer a wider range of services, and may attract business partners consequently resulting in a decrease of our business opportunities. These competitors may also engage in more extensive research and development, adopt more aggressive strategies and make more attractive offers to existing and potential employees, and partners. Furthermore, competitors may develop products and services that are equal or superior to that of the Company’s and achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of the Company’s target market. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

Intellectual Property

flexSCAN has applied for a patent of the wellness360 economic model. The patent is currently pending approval. The Company has also submitted trademark applications for “It Pays to be Healthy”, “wellness360” and “mywellness360.”

Government Regulation

We are subject to federal, state and local regulations concerning the environment and occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

Research and Development

We have focused primarily on developing foundational and core technologies. We have successfully developed software such as flexBUILDER, a fully automated tool for radiologists that creates personalized multi-media medical interpretations for our disease screening services. We have also spent a substantial amount of time developing our core web-based technologies, advertising management and tracking system, member activity and rewards tracking and accounting system, integrated electronic health risk assessment system, and optical character recognition technology for processing health records, a multifaceted Client Management System, and systems for internal controls.

Annual Report

Employees

As of June 30, 2006, we had eight full-time employees and one part-time employee. Of these employees, three were engaged in providing services and five were engaged in general and administrative. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and have established positive employee relationships.

ITEM 2.	DESCRIPTION OF PROPERTIES

We currently lease approximately 7,297 square feet of office space in one building located in Mission Viejo, California. The lease terminates on June 30, 2009. The Company expects that the current leased premises will be satisfactory until the future growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the Orange County, California area and we do not anticipate a problem in securing additional space if necessary.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock currently trades on the Over-the-Counter Bulletin Board, under the trading symbol of “FXSC.OB”. Because we are listed on the Over-the-Counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a NASDAQ market or other exchange.

The following table sets forth for each the high and low bid quotations for the common stock as reported by OTC Bulletin Board.

	Low	High
Fiscal 2005*
July 1, 2004—September 30, 2004	n/a	n/a
October 1, 2004—December 31, 2004	n/a	n/a
January 1, 2005—March 31, 2005	n/a	n/a
April 1, 2005—June 30, 2005	n/a	n/a
Fiscal 2006
July 1, 2005—September 30, 2005	$0.35	$0.35
October 1, 2005—December 31, 2005	$0.35	$0.35
January 1, 2006—March 31, 2006	$0.35	$0.35
April 1, 2006—June 30, 2006	$0.35	$1.92
Fiscal 2007
July 1, 2006—October 31, 2006	$0.13	$1.70
*The Company’s predecessor entity, Fuel Corporation of America, was not actively trading during this time period.

Annual Report

On October 31, 2006, the Company had approximately 849 stockholders of record. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning options to purchase shares of our common stock granted to our named executive officers in the fiscal year ended June 30, 2006.

Executive Officer	Shares of Common Stock Underlying Warrants (1)	Shares of Common Stock Underlying Stock Options	% of Total Options and Warrants Granted to Company Employees	Exercise Price Per Share (2)	Expiration Date	Grant Date Present Value (3)

Francis X. Pisano	884,437 (4)	-	60%	$0.17	4/1/2009	$302,796

Francis X. Pisano	600,000 (5)	-	40%	$0.10	4/1/2009	$206,572

(1)
The warrants have a term of no more than three years, subject to earlier termination in certain events related to termination of employment. The warrants begin to vest on the first month subsequent to the grant date. To the extent not already exercisable, the warrants shall become exercisable in full in connection with, and immediately prior to the consummation of, any liquidity event.

(2)	All options were granted at a value determined and approved by the Chief Executive Officer and the Board of Directors.

(3)
As suggested by the SEC’s rules on executive compensation disclosure, the Company used the Black-Scholes model of option valuation to determine grant date pre-tax present value. The calculation is based on a three-year term and upon the following assumptions: annual dividend growth of zero percent, volatility of approximately 245%, and an interest rate of 4.625%. There can be no assurance that the amounts reflected in this column will be achieved.

Annual Report

(4)	This warrant was issued in connection with Mr. Pisano’s service as a director of the Board of Directors.

(5)	This warrant was issued to Mr. Pisano in lieu of salary for services rendered as the Company’s Chief Financial Officer.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This discussion contains statements regarding operating trends and our beliefs and expectations regarding our future financial performance and future financial condition (which are referred to as "forward looking statements"). The consequences of those operating trends on our business and the realization of our expected future financial results, which are discussed in those statements, are subject to the uncertainties and risks described below in this Section of this Report under the caption "Factors That May Affect Future Results." Due to those uncertainties and risks, the duration and effects of those operating trends on our business and our future financial performance may differ, possibly significantly, from those that are currently expected as set forth in the forward looking statements. As a result, you should not place undue reliance on those forward looking statements.

Introduction

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview

flexSCAN, Inc. was originally incorporated under the laws of the State of Nevada on February 21, 1991, as Fuel Corporation of America (“Fuel Corporation”). On July 15, 2005, Fuel Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among FCA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Fuel Corporation (“FCA”), and flexSCAN, Inc., a Delaware corporation. Pursuant to the Merger Agreement, FCA was merged with and into flexSCAN, with flexSCAN surviving as a wholly-owned subsidiary of Fuel Corporation. As a result of the merger, the operations of flexSCAN become the sole operations of Fuel Corporation. Upon completion of the merger flexSCAN changed its name to flexPLUS.

On September 19, 2005, Fuel Corporation merged with and into flexSCAN, Inc., a Nevada corporation and wholly owned subsidiary of the Company for the sole purpose of effecting a name changed of Fuel Corporation to flexSCAN, Inc. (“flexSCAN” or the “Company” or “our” or “we”). flexSCAN is currently headquartered in Orange County, California, with its principal executive offices located at 27201 Puerta Real, Suite 350, Mission Viejo, 92691.

Annual Report

flexSCAN is a healthcare information and services organization focusing on providing high technology medical information management to the healthcare consumer, along with a unique incentive program designed to abate the rising costs of healthcare to both employers and employees. We believe that our patent-pending and proprietary program wellness360™ is an industry-first for corporate health and wellness management. wellness360™ packages advertising and marketing research opportunities with 'no-cost' corporate health and wellness services, then rewards employers and employees for using the services. The program leverages innovative technology to provide participants with free comprehensive health and wellness services, an online personal health record system, online lifestyle guides for fitness and nutrition, and online progress tracking. Employers and employees receive economic rewards for using the free services and for participating in advertiser-sponsored activities.

We have a limited operating history and as a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. The market for wellness programs is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: timing and market acceptance, introduction of competitive services, price and customer’s interest in incorporating mywellness360 into its suite of employee benefits. For additional uncertainties and risks that may affect our business please see the section entitled "Factors That May Affect Future Results."

Application of Critical Accounting Policies

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

The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts. The Company does not maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments as the company has not experienced any material losses through June 30, 2006. The allowance for doubtful accounts, when necessary, will be based on specific identification of customer accounts and a best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of receivables at least quarterly. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Annual Report

Revenue Recognition. The Company’s advertising revenue is generally recognized when the advertisements are displayed to flexSCAN’s online members. Revenue from the Company’s disease screening services is recognized upon delivery of the services. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to fiscal year end.

In the past, the Company has acted in a manner similar to a medical equipment lease broker. As a broker, the Company earned a commission or fee for medical equipment leases referred to third parties on a non-recourse basis. The commission or fee was earned upon funding of the lease by the third party. The commission was recorded net of any related expenses and was included in equipment financing income, net.

Derivative Instruments. From time to time, the Company issues debt securities that contain features, including registration rights that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income.

Results of Operations

Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005

Sales

Sales for the twelve months ended June 30, 2006 and 2005 were $134,708 and $507,830 respectively. Initially, the decrease of $373,122 resulted from the slower sales of the Company’s myWellness360 wellness oriented pre-symptomatic disease screening services, however, in the third quarter of the fiscal year ended June 30, 2006 management began implementation of a new business model which functionally eliminated the sales of disease screening services which represented a majority of the revenue for the year ended June 30, 2006. Management expects to significantly increase its customer base during fiscal year 2007, which it believes will provide an attractive venue for marketers, advertisers and researchers.

Cost of Sales

Cost of sales consists of radiologist reading fees, technology fees, CT scan and vitals related supplies, as well as salaries and expenses of field service personnel. Cost of sales decreased to $72,619 during the year ended June 30, 2006 from $155,036 for the same period in 2005. This decrease of $82,417 is primarily due to the significant decrease in sales of mywellness360 services for the same period.

Annual Report

Selling, general and administrative expenses

Selling, general and administrative expenses, which include personnel costs for administration, information systems, and general management, as well as facility expenses, professional fees, legal expenses, and other administrative costs, increased to $8,790,439 during the twelve months ended June 30, 2006 from $2,607,022 for the same period in 2005. This increase is primarily attributable to a significant increase in accounting, legal, and acquisition expenses related to going public and stock-based compensation to employees and consultants for services rendered. Additionally, on June 13, 2006, the Board of Directors granted Thomas Banks, Chief Executive Officer, the option to convert $260,000 of deferred compensation into equity at an exercise price of $0.10 per share during a period in which the Company’s common stock was trading at $1.95 per share. The Company recorded $3,870,394 in salaries expense for the fair value of the conversion option in 2006.

Interest Expense

Interest expense for the year ended June 30, 2006 was $1,163,057, whereas interest expense during the year ended June 30, 2005 was $89,598. The increase of $1,073,459 was primarily due to amortization of the debt discount of $898,802 related to notes issued during the year.

Derivative Gain

Derivative gain for the years ended June 30, 2006 and 2005 was $0 and $2,216,289, respectively. The decrease is related to the conversion of debt in the prior year, which resulted in the end of derivative accounting for the Company’s non-employee warrants.

Equipment Financing

Equipment financing income decreased to $0 during the twelve months ended June 30, 2006 from $43,605 for the same period in 2005. This decrease is attributable to the Company no longer providing equipment financing in the year ended June 30, 2006.

Net Loss

Net loss for the years ended June 30, 2006 and 2005 were $9,878,471 and $759,732, respectively. The increase in net loss is primarily due to an increase in non-cash interest expense resulting from stock and warrant issuances, and an increase in selling, general, and administrative expenses and a decrease in derivative gains for the year ended June 30, 2006.

Liquidity and Capital Resources

On August 3, 2005, the Company closed a private placement raising $1,000,000 in the form of a convertible debenture (“Debenture”) to a single investor (the "Investor"). The terms of the Debenture was for three (3) years interest was earned at the rate of ten percent (10%) per annum. Under the terms of the Debenture, the Investor had the right to convert $1,000,000 in principal and accrued interest into fully paid and nonassessable shares of common stock at fifty cents ($0.50) per share. The Company had the right to prepay the Debenture at 125% of the principal and accrued interest after providing thirty (30) days written notice during which time the Investor had the right at its sole election to convert the principal and accrued interest into fully paid and nonassessable shares of common stock at fifty cents ($0.50) per share. In connection with the Merger, the Debenture and related accrued interest of $4,454 were converted into 2,008,908 shares of common stock. Also, in connection with the conversion, the Investor received 500,000 shares of common stock and a warrant for Seven Hundred Thousand (700,000) shares (the “Warrant”) of the Company’s common stock. The Investor has the right to exercise the Warrant for a period of five (5) years from the date of conversion. If exercised within one hundred eighty (180) days from the conversion date the exercise price was be One Dollar ($1.00) per share then One Dollar Fifty Cents ($1.50) thereafter.

Annual Report

During the year ended June 30, 2006, the Company issued an aggregate of $1,065,500 in unsecured notes payable to officers, directors, and shareholders of the Company and $100,000 from third parties for working capital purposes.

During the year ended June 30, 2006, the Company issued an aggregate of 810,000 shares of common stock in exchange for $77,500 of legal services, and $174,500 for marketing and reproduction services.

At June 30, 2006, the Company had total assets of $338,525 compared to total assets of $361,530 at June 30, 2005. Cash was $152,298 as of June 30, 2006, an increase of $144,936 from the $7,362 cash on hand as of June 30, 2005.

Accounts receivable was $9,588 at June 30, 2006 as compared to accounts receivable of $109,354 at June 30, 2005. The decrease in accounts receivable is due to collection of receivables from delivery of myWellness360 services and reduced myWelless360 member enrollments.

Net fixed assets totaled $127,625 at June 30, 2006 compared to $156,121 at June 30, 2005, a decrease of $28,496. The decrease in net fixed assets is primarily attributable to depreciation of the assets.

Total liabilities at June 30, 2006 were $2,138,373, an increase of $1,453,039 (212%) from the $684,436 at June 30, 2005. Accounts payable and accrued expenses were $488,500 at June 30, 2006, an increase of $279,513 (134%) from the $208,987 at June 30, 2005. The increase is primarily due to a delay in funding activities, which resulted in slower payment of expenses and an increase in accrued interest. Deferred Compensation totaled $429,709; an increase of $297,583 compared to $132,126 at June 30, 2005 and is primarily related to the additional deferral of seven and one half (7.5) months of compensation for flexSCAN’s CEO and six (6) months of compensation for the COO.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $9,878,471 during the year ended June 30, 2006. Also, the Company has a working capital deficit of $1,883,898 and a stockholders’ deficit of $1,799,848 at June 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product distribution and sales; technological advances and the Company’s ability to establish collaborative arrangements with potential distribution and service relationships to expand flexSCAN’s market reach. The Company’s capital resources will be focused primarily on the marketing of its wellness360 services and development of revenue relationships with advertisers, researchers and marketers. Currently the Company’s existing capital resources are insufficient to fund operations for the next 12 months. The Company is currently working to raise additional capital to subsidize operations until at such time that the Company achieves breakeven operations.

Annual Report

To date, the Company’s sources of cash have been primarily limited to the sale of equity securities and the sale of myWellness360 services. The Company cannot guarantee that revenue from wellness360 activities will increase adequately to sustain operations in the near term, or can the Company be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of the Company’s products and or services.

Contractual Obligations and Contingent Liabilities and Commitments

The Company leases its facility and certain equipment under non-cancelable operating lease arrangements that expire at various dates through 2010. The following table summarizes future minimum payments for these leases as of June 30, 2006:

	FY 2007	FY 2008	FY 2009	FY 2010	Total Due over next 5 Years
Operating Leases	$237,552	$233,785	$36,743	$2,537	$710,617

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report, including the discussion and analysis of our financial condition and results of operations set forth above, contains certain forward-looking statements. Forward-looking statements set forth estimates of, or our expectations or beliefs regarding, our future financial performance. Those estimates, expectations and beliefs are based on current information and are subject to a number of risks and uncertainties that could cause our actual operating results and financial performance in the future to differ, possibly significantly, from those set forth in the forward-looking statements contained in this Report and, for that reason, you should not place undue reliance on those forward-looking statements. Those risks and uncertainties include, although they are not limited to, the following:

We are an early stage company and have a limited operating history.

We have a limited operating history upon which you can base an evaluation of our business and prospects. As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. You should consider an investment in the Company in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, the Company must do the following:

•	Successfully execute its business strategy;

•	Continue to enhance its services to meet the needs of a changing market;

Annual Report

•	Respond to competitive developments; and

•	Attract, integrate, retain and motivate qualified personnel

We may be unable to accomplish one or more of these objectives, which could cause the business to suffer. In addition, accomplishing one or more of these objectives might be very expensive, which could harm our financial results.

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

As of June 30, 2006, the Company had an accumulated deficit of $17,627,846. We plan to significantly increase our marketing expenses and general overhead. We believe that our business proposition will be appealing to both the healthcare and corporate benefits communities. There is no assurance, however, that we will be able to successfully market our services in a profitable manner. If the market acceptance for our services slows, its margins and profitability will suffer. The Company is unable to predict whether its operating results will be profitable.

Management believes that long-term profitability and growth will depend on its ability to:

•	Develop brand name awareness;

•	Successfully identify viable market opportunities;

•	Provide healthcare consumers with valuable and interesting services;

•	Develop viable strategic alliances; and

•	Maintain sufficient transaction volume.

We will need to raise substantial additional capital to fund our operations, and failure to obtain funding when needed may force us to delay, reduce or eliminate its products and services.

Our operations have consumed substantial amounts of cash since inception. We anticipate having to make significant capital expenditures to:

•	Increase marketing and promotion of its products and services;

•	Increase staffing;

•	Increase IT technology research and development; and

•	Explore new markets for its products and services

We expect that the amount of cash used in our operations will increase significantly over the next several years. If we are unable to fund these increased expenditures through increased revenues we will be required to raise additional capital. Our future funding requirements will depend on many factors, including, but not limited to:

•	Market acceptance of our products and services;

•	Research and development costs;

•	Costs of increased staffing.

Annual Report

To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct its business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue certain products and services.

We may be unable to renew or maintain our client contracts which could harm our business and financial results.

Our customers may elect not to renew their contracts with us or may elect to terminate their contracts with us. The loss of these customers may significantly impact our operations and may require us to obtain additional equity or debt financing to continue our operations. We cannot be certain that we will be able to obtain such additional financing on commercially reasonable terms, or at all.

We may be subject to professional liability risks which could be costly and negatively impact our business and financial results.

We may be subject to professional liability claims. To protect against possible professional liability, our vendors maintain professional liability insurance with coverage that is consistent and appropriate for industry risks. However, if the our vendors are unable to maintain insurance in the future at an acceptable cost or if our vendors’ insurance coverage does not fully cover a potential liability, and a successful claim was made against us and/or a vendor we could be exposed to liability. Any claim made against us that is not fully covered by insurance could be costly to defend against, and divert the attention from our operations.

Loss of key executives and failure to attract qualified managers, technologists and sales persons could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Thomas Banks, Chief Executive Officer and Chairman of the Board of Directors, for his skills, experience, and knowledge of the company and industry contacts. Currently, we do not have an employment agreement with Mr. Banks. The loss of Mr. Banks, or other members of our management team, could have a material adverse effect on our business, results of operations or financial condition.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly subject to extensive regulation by both the federal government and the states in which it conducts its business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996 and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid regulations, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and requirements for handling biohazardous and radioactive materials and wastes.

Annual Report

If our operations are found to be in violation of any of the laws and regulations to which it or its clients are subject, it may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of its operations. Any penalties, damages, fines or curtailment of the Company’s operations, individually or in the aggregate, could adversely affect its ability to operate its business and its financial results. The risk of us being found in violation of these laws and regulations is increased by the fact that many of these laws have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of its business.

Federal and state anti-kickback and anti-self-referral laws may adversely affect our operations   and income.

Various federal and state laws govern financial arrangements among health care providers. The federal Anti-Kickback Law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Many state laws also prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these laws may result in substantial civil or criminal penalties and/or exclusion from participation in federal or state healthcare programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the federal and state anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with, and that could have an adverse effect on, our operations.

The Stark Law prohibits a physician from referring Medicare or Medicaid patients to any entity for certain designated health services (including diagnostic imaging services) if the physician has a prohibited financial relationship with that entity, unless an exception applies. Although we believe that our operations do not violate the Stark Law, our activities may be challenged. If a challenge to our activities is successful, we could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burdens on us.

We may experience competition from other medical imaging companies and this competition could adversely affect our revenues and business.

The market for wellness programs is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: timing and market acceptance, introduction of competitive services, price and customer’s interest in incorporating mywellness360 into its suite of employee benefits.

Many existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, substantial track records, and significantly greater financial, technical and marketing resources than us. This may allow them to devote greater resources to the development and promotion of their services. Many of these competitors offer a wider range of services, and may attract business partners consequently resulting in a decrease of our business opportunities. These competitors may also engage in more extensive research and development, adopt more aggressive strategies and make more attractive offers to existing and potential employees, and partners. Furthermore, competitors may develop products and services that are equal or superior to that of ours and achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of our target market. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

Annual Report

There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

We possess a broad range of propriety technologies and processes which may or may not be subject to protection under copyright, trademark and or patent law. We intend to make every effort to protect its proprietary technologies with all applicable copyright, trademark and patent law available at that time.

We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting the claim. Responding to and defending any such claims may distract the attention of our management and have an adverse effect on our business, financial condition and results of operations.

Others may claim in the future that we have infringed their past, current or future technologies. We expect that participants in its markets increasingly will be subject to infringement claims as the number of services and competitors grow. Any claim like this, whether meritorious or not, could be time-consuming, and result in costly litigation and possibly result in royalty or licensing agreements. These royalty or licensing agreements might not be available on acceptable terms or at all. As a result, any claim like this could harm our business.

We regard the protection of our copyrights, service marks, trademarks, and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect its proprietary rights in products and services. When applicable, we will enter into confidentiality and invention assignment agreements with employees and contractors, and nondisclosure agreements with parties we conducts business with in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We intend to pursue the registration of trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which its services are made available.

We will need to increase the size of its organization, and may experience difficulties in managing growth.

We are a small company with eight full-time employees and one part-time employee as of June 30, 2006. We expect to experience a period of significant expansion in headcount, facilities and infrastructure and anticipate that further expansion will be required to address potential growth in customers and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Annual Report

The ownership interests of our officers and directors could conflict with the interests of our other stockholders.

As of June 30, 2006, our officers and directors beneficially owned approximately 69% of its common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

It may be difficult for a third party to acquire us even if doing so would be beneficial to our shareholders.

Some provisions of our Articles of Incorporation, as amended, and Bylaws, as well as some provisions of Nevada or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our shareholders.

There is no existing market for our common stock.

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol "FXSC." The volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of common stock into the public market in the future could materially adversely affect the prevailing market price of our common stock. In connection with Tryant, LLC’s execution of the warrant dated August 12, 2005, we issued Tyrant LLC 1,555,556 shares of common stock. Also, in connection with a convertible debenture Rosfor International, Inc. was issued 2,508,908 shares of common stock and upon registration of its shares Trilogy Capital Partners, Inc. will be entitled to 3,000,000 shares of common stock. Such a large “over-hang” of stock eligible for sale in the public market may have the effect of depressing the price of our common stock, and make it difficult or impossible for us to obtain additional debt or equity financing.

The market price of our common stock may be adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	Our ability to execute our business plan,

•	Operating results below expectations;

•	Announcements of technological innovations or new products by us or our competitors;

•	Loss of any strategic relationship;

•	Industry developments;

•	Economic and other external factors; and

•	Period-to-period fluctuations in its financial results.

Annual Report

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may be deemed penny stock with a limited trading market.

 Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of the 1934, as amended, or Exchange Act. The penny stock rules apply to Non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth less then $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period of time, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult: (1) to obtain accurate quotations, (ii) to obtain coverage for significant new events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of the Company’s stock.

We do not anticipate paying cash dividends on its stock in the foreseeable future. The payment of dividends on shares of common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

A sale of a substantial number of shares of the Company’s common stock may cause the price of its common stock to decline.

If stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have been issued shares in the Merger will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

Annual Report

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

See the consolidated financial statements attached to and made a part of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 30, 2006, the Company engaged a new auditing firm, Cacciamatta Accountancy Corporation, as its independent public accounting firm to audit its financial statements. The Company’s Board of Directors recommended and approved the change of accountants. Accordingly, Corbin and Company, LLP, was dismissed on August 30, 2006. The decision to change accountants was determined by the Board of Directors to be in the Company’s best interests at the time.

From August 12, 2005, the date of appointment, through the date of Corbin and Company, LLP’s dismissal, there were no disagreements between the Company and Corbin and Company, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Corbin and Company, LLP would have caused them to make reference to the matter in its reports on the Company’s financial statements.

From August 12, 2005, the date of appointment, to the present, Corbin and Company, LLP did not issue a report with respect to the Company’s financial statements that contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principals. In addition, from the date of its appointment until the present, Corbin and Company, LLP did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B.

The Company has engaged the firm of Cacciamatta Accountancy Corporation, as of August 30, 2006. Cacciamatta Accountancy Corporation was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

A Form 8-K was filed with the SEC on September 7, 2005, as amended October 3, 2006, regarding this matter.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Annual Report

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

We are committed to improving our financial organization. However, the Company does not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies heavily on outside advisors.

The Company’s inability to independently prepare its financial reports to the standards of Generally Accepted Accounting Principals (“GAAP”) and the rules and Regulations of the Securities and Exchange Commission rise to the level of a material weakness in internal control.

Management of the Company intends to promptly remediate this deficiency by:

(i)	acquiring the appropriate level of internal financial support

(ii)	access current development training programs for financial employees and

(iii)	provide financial employees with adequate technical resources to research financial accounting and reporting requirements.

(iiii)	implementing more structured financial controls and reporting.

We currently believe we will need to take additional steps to remediate the above referenced material weaknesses, and we will continue to evaluate the effectiveness of our design on an ongoing basis, and will take further action as appropriate. We are implementing a better system of controls and review process by our management to avoid similar problems in the future. This is being accomplished by a periodic review of our day to day financial entries by management to avoid any improper entries or issues that need to be resolved in accordance with proper GAAP accounting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B.	OTHER INFORMATION

All requisite reports on Form 8-K were filed in the fourth quarter ended June 30, 2006.

Annual Report

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth the name, age and position of each of our directors and executive officers as of June 30, 2006:

Name	Age	Position with the Company
Thomas Banks	53	Chief Executive Officer, Director and Chairman of the Board
Francis X. Pisano	51	Chief Financial Officer, Director, Member of Compensation Committee
Gary E. Geil, M.D.	49	Director, Medical Advisor
Michael Cranford	43	Chief Technology Officer
Heidi Patterson	52	Director, Member of the Audit Committee
Terry Giles	57	Director
David Wilson	57	Director

Thomas Banks, 53. Mr. Banks is flexSCAN’s founder and is in charge of the day-to-day operations of the Company. Prior to the founding of flexSCAN Mr. Banks founded guideSMART.com, a world class Internet portal and business-2-business Web community and Application Service Provider employing a franchise distribution model. Before guideSMART, Mr. Banks was the founder of Santiago Data Systems, Inc., which he ran from February 1980 until March 1997. While Santiago’s CEO, Mr. Banks specialized in the development, sales and marketing of health care practice management software. Before Santiago, Mr. Banks was with the Radio Shack division of Tandy Corporation where he was integral in the training and coordinating of the company’s Computer Center retail operations in Southern California, Nevada, and Arizona.

Francis X. Pisano, 51. Francis X. Pisano is a founding partner and currently heads the Marketing and Financial and Business Services Departments of Hoffski Pisano.  Mr. Pisano earned a Bachelor of Science in both Accounting and Marketing at Fordham University.  He earned his Juris Doctor Degree at Western State University.  Mr. Pisano is a Certified Public Accountant, attorney, and a registered representative with the NASD with over 25 years of professional experience. Prior to co-founding the firm, Mr. Pisano held positions at national firms in Orange County and was an instructor in taxation at Orange Coast College.  He presently lectures on tax planning, financial planning and estate planning.

Gary Geil, M.D., 49. Mr. Geil, MD is a board certified radiologist practicing in Orange County, California. Prior to entering private practice Dr. Geil was a faculty member of the Department of Radiological Sciences at UC Irvine and more recently Medical Director of Voxel, a high tech medical imaging start-up company. Dr. Geil received his undergraduate BA and BS degrees from UC Irvine and his Medical Degree from Loyola University of Chicago, Stritch School of Medicine. Dr. Geil is a member of the American College of Radiology and the Radiological Society of North America.

Michael Cranford., 43. Mr. Cranford has over 20 years of application and internet development experience. Starting his career in Berkeley, California as a video game/interactive graphics programmer, Michael developed the international top-selling PC games The Bard's Tale I & II, as well as AtariSoft's Donkey Kong. He has in the years since developed proprietary client-server technologies for various vertical markets and has worked as an internet marketing consultant for such companies as Sanyo, Experian and Accor. Michael has an M.A. and Ph.D. (ABD) in Social Ethics from the University of Southern California, with a dissertation focus on ethics and technology

Annual Report

Heidi Patterson, 52. Ms. Patterson, formerly the Chief Executive Officer of the Pacific Northwest Region of the American Red Cross from 1994 through 1999 and recently retired as the National Director of the Red Cross Umbilical Cord Blood Banking program. Ms. Patterson holds degrees in both Biology and Medical Technology. Ms. Patterson’s executive experience with the Red Cross makes Ms. Patterson a uniquely gifted member of flexSCAN’s board of directors and is committed to fulfilling flexSCAN’s charter to be a fundamentally sound and responsible member of the healthcare community.

Terry Giles, 57. Terry Giles’ business career includes ownership of over 30 companies covering a spectrum of interests ranging from banking, automobile dealerships, manufacturing, entertainment, property development, restaurants and intellectual property. Mr. Giles is a member of the Horatio Alger Association of Distinguished Americans and serves on its Board of Directors. Additionally, Mr. Giles is a member of the Board of Regents of Pepperdine University, National Cabinet of Guidepost Magazine founded by Norman Vincent Peale and serves on the Council of Overseers of Jesse H. Jones Graduate School of Management Rice University.

David Wilson, 57. A graduate of the University of Northern Iowa, David has been involved in the automobile business for over 30-years.  Mr. Wilson is the owner and president of twelve (12) automobile dealerships employing over 1,200 people with sales in excess of $1.2 billion annually making Wilson Automotive Group the sixth largest privately held auto group in the nation. Mr. Wilson is the first dealer to ever score a "triple double" achieving Toyota's three highest awards -- the President's Award, Parts and Service Advisory Council, and Board of Governors. Recently Mr. Wilson became a member of the prestigious Chapman University Board of Trustees.  Additionally, he serves on the Board of Directors of the Orange County Council of the Boy Scouts of America and as the Chairman of their annual golf tournament raising nearly $200,000 annually for Scouting.  Mr. Wilson also serves on the Board of Directors of Orangewood Children's Foundation and has raised over $500,000 to help worthy former residents obtain secondary education.

Code of Ethics

On September 12, 2005, the board of directors adopted a code of business conduct and ethics. The Company has posted the code of ethics on its internet website www.wellness360.com/codeofconduct.aspx.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and greater than 10% stockholders to file with the SEC certain reports of ownership and changes in ownership. Based on a review of the copies of such forms received and written representations from certain reporting persons, the Company believes that during the year ended June 30, 2006 all Section 16(a) reports applicable to its executive officers, directors and greater than 10% stockholders were filed on a timely basis, except for the following: a Form 4 to report warrant grants made between December 29, 2005 and June 16, 2006 for HAP Investments, LLC and Thomas Banks, and a Form 3 to report warrant grants made on April 1, 2006 for Francis X. Pisano.

Annual Report

ITEM 10.	EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Executive Compensation Table

The following table discloses the annual and long-term compensation received in each of the last three fiscal years by (i) our Chief Executive Officer of the Company during the last fiscal year, (ii) the Company’s four most highly compensated executive officers, in addition to the Chief Executive Officer, serving at the end of the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year, and (iii)  any executive officer of the Company who resigned during the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Shares of Common Stock Underlying Stock Options and Warrants	All Other Compensation
Thomas Banks (1)	2006	$240,000	$-	-	-
Chairman and Chief	2005	$240,000	$-	-	-
Executive Officer	2004	$240,000	$-	-	-

Michael Reynolds (2)	2006	$-	$-	-	-
Chief Operating	2005	$204,000	$-	-	-
Officer	2004	$204,000	$-	-	-

Francis X. Pisano (3)	2006	$30,000	$-	1,484,437	-
Chief Financial Officer	2005	$-	$-	-	-
	2004	$-	$-	-	-

Michael Cranford (4)	2006	$171,840	$-	-	-
Chief Technology	2005	$171,840	$-	-	-
Officer	2004	$171,840	$-	-	-

(1)	Mr. Banks founded the Company in February 2001 as Chief Executive Officer. As of June 30, 2006 he has accrued 7.5 months of deferred compensation.

(2)
Mr. Reynolds joined the Company in February 2001 as Chief Operating Officer. Mike Reynolds resigned from his position as Chief Operating Officer and Director in June 2006. As of June 30, 2006 he accrued 6 months of deferred compensation.

(3)	Mr. Pisano joined the Company in January 2006 as part-time Chief Financial Officer.

(4)	Mr. Cranford joined the Company in September 2002 as Chief Technology Officer.

Annual Report

Director Compensation

flexSCAN does not currently compensate its non-employee directors for their services on the Board of Directors with a standard option to purchase shares of common stock. Each outside director receives stock options for services on a case-by-case basis to be determined by the Company’s Chief Executive Officer and the board of directors.

Option Grants Table

There were 1,484,437 options to purchase shares of our common stock granted to our named executive officers in the fiscal year ended June 30, 2006.

Executive Officer	Shares of Common Stock Underlying Warrants	Shares of Common Stock Underlying Stock Options	% of Total Options and Warrants Granted to Company Employees	Exercise Price Per Share	Expiration Date	Grant Date Present Value
Thomas Banks	-	-

Michael Reynolds	-	-

Francis X. Pisano	-	600,000	40%	$0.10	4/1/2009	$206,572

Francis X. Pisano	-	884,437	60%	$0.17	4/1/2009	$302,796

(1)
The warrants have a term of no more than three years, subject to earlier termination in certain events related to termination of employment. The warrants begin to vest on the first month subsequent to the grant date. To the extent not already exercisable, the warrants shall become exercisable in full in connection with, and immediately prior to the consummation of, any liquidity event.

(2)	All options were granted at a value determined and approved by the Chief Executive Officer and the Board of Directors.

(3)
As suggested by the SEC’s rules on executive compensation disclosure, the Company used the Black-Scholes model of option valuation to determine grant date pre-tax present value. The calculation is based on a three-year term and upon the following assumptions: annual dividend growth of zero percent, volatility of approximately 245%, and an interest rate of 4.625%. There can be no assurance that the amounts reflected in this column will be achieved.

Annual Report

Aggregated Options and Warrants Exercised in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding the exercisable and unexercisable options to acquire common stock granted to executive officers.

			Number of Unexercised Options and Warrants at		Value of Unexercised In-the-Money Options and Warrants at (1)
			June 30, 2006		June 30, 2006
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas Banks	2,911,761	247,500	3,045,000	-	4,872,000	-
Michael Reynolds	1,793,693	152,464	-	-	N/A	N/A
Michael Cranford	-	-	1,768,874	-	2,706,377	-
Francis X. Pisano	-	-	149,135	1,335,302	235,177	2,078,012

(1)
Represents the difference between the fair market value of the shares underlying such options at fiscal year-end and the exercise price of such options. The Company traded at $1.70 per share on June 30, 2006.

Employment and Separation Agreements and Change in Control Arrangements

On January 2, 2006, the Company entered into an employment agreement with Francis X. Pisano to serve as its Chief Financial Officer on a part-time basis, effective January 2, 2006. Mr. Pisano’s agreement does not provide for a base annual salary. In lieu of salary Mr. Pisano will receive a warrant for six-hundred thousand (600,000) shares of the Company’s Common Stock. The exercise price for the vested shares shall be $.10 per share. Mr. Pisano is eligible for cash bonuses to be determined by the CEO and Board of Directors. According to the employment agreement Mr. Pisano is not entitled to severance upon termination or voluntary resignation. In addition, Mr. Pisano’s unvested stock options and warrants will accelerate.

On June 29, 2006, the Company entered into an employment agreement with Kenneth K. Westbrook to serve as its President and Chief Operations Officer, effective July 1, 2006. Mr. Westbrook’s agreement provides for a base annual salary of $200,000 per year commencing on January 1, 2007. In lieu of salary Mr. Westbrook will receive a warrant for one million and two shares (1,000,002) of the Company’s Common Stock. In consideration for Mr. Westbrook’s services he shall receive a warrant for nine hundred thousand (900,000) shares of common stock. Mr. Westbrook is eligible for cash bonuses to be determined by the CEO and Board of Directors. According to the employment agreement Mr. Westbrook is not entitled to severance upon termination or voluntary resignation. In addition, Mr. Westbrook’s unvested stock options and warrants will accelerate.

Annual Report

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table indicates beneficial ownership of Company common stock as of June 30, 2006 by:

•	By each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock;

•	By each executive officer and director of the Company as a group;

•	By all executive officers and directors of the Company as a group.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o flexSCAN, Inc., 27201 Puerta Real, Suite 350, Mission Viejo, CA 92691.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is calculated on the basis of 48,366,126 shares of Company common stock issued and outstanding as of June 30, 2006, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after June 30, 2006, are deemed to be outstanding for the purpose of calculating that stockholder’s percentage of beneficial ownership.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Thomas Banks (1)	19,342,653	38.7%
Michael Reynolds (2)	4,856,634	9.7%
Francis X. Pisano (3)	1,684,437	*
Michael Cranford (4)	1,768,874	*
Heidi Patterson (5)	1,637,847	*
Gary E. Geil (6)	128,688	*
Terry Giles (7)	1,112,532	*
David Wilson (8)	4,345,726	8.9%
All directors and executive officers, as a group	33,456,391	69.2%
5% or Greater Stockholders
Rosfor International, Inc (9)	3,208,908	6.4%
Trilogy Capital Partners, Inc (10)	3,000,000	6.0%
HAP Investments, LLC (11)	8,551,692	17.1%

* Less than 1% of the outstanding shares of common stock.

(1)
Thomas Banks and J. Melinda Richards own 13,391,146 of such shares as tenants in common. Thomas Banks owns 2,972,314 shares of common stock. Amount includes 3,045,000 shares of common stock issuable upon exercise of warrants.

(2)	Consists of 4,856,634 shares of common stock owned by Michael Reynolds.

Annual Report

(3)	Includes 1,484,437 shares of common stock issuable upon exercise of warrants and 200,000 shares of common stock issuable upon exercise of warrants issued within 60 days after June 30, 2006.

(4)	Includes 1,768,874 shares of common stock issuable upon exercise of warrants.

(5)	Includes 1,637,847 shares of common stock owned by Heidi Patterson, director of the Company and Glenn Patterson.

(6)	Consists of 128,688 shares of common stock owned by Gary Geil, M.D, a director of the Company.

(7)	Consists of 1,112,532 shares of common stock owned by Terry Giles, a director of the Company.

(8)	Consists of shares of common stock owned by David Wilson, a director of the Company.

(9)	Includes 700,000 shares of common stock issuable upon exercise of warrants.

(10)	Includes 3,000,000 shares of common stock issuable upon exercise of warrants.

(11)	Includes 3,201,692 shares of common stock owned by HAP Investments, LLC. Amount also includes 5,350,000 shares of common stock issuable upon exercise of warrants.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2006, the Company recorded sales of approximately $26,850 in connection with services performed on behalf of a company owned by a Director of flexSCAN.

During the year ended June 30, 2006 the Company recorded a total of $81,616 in expenses connected with several related parties. Of these expenses, $65,259 was for Public and Investor Relations services performed by Michael Nason, a stockholder of the Company. Additionally, the Company engaged Bishop Design to perform graphic design work totaling $13,380. Harold Bishop, owner of Bishop Design is a stockholder.

During the year ended June 30, 2006, the Company recorded a total of $62,407 in accounts payable in connection with certain related parties. $32,500 in accounts payable related to accounting services performed by a company owned by Francis Pisano the CFO and a Director of flexSCAN. An additional $15,178 remained in accounts payable for the Public and Investor Relations services performed by Michael Nason. The Company’s Board of Directors each paid the initial premium for Directors and Officers insurance. A payable in the amount of $1,200 is due to David Wilson, Francis Pisano, Gary Geil, Heidi Patterson, and Thomas Banks.

During the years ended June 30, 2006 and 2005, the Company issued an aggregate of $2,035,500 in unsecured notes payable and 9,753,908 warrants and $80,000 in notes payable and zero warrants to related parties respectively, as outlined in the table below. The notes bear interest at 10% per annum.

Annual Report

Name	Relationship	Origination Date	Maturity Date	Loan Amount	Warrants	Exercise Price	Grant Date	Expiration Date	Notes
FISCAL YEAR 2005
Thomas Banks	CEO	5/12/2005	9/30/2006	$10,000	-	n/a	n/a	n/a
Thomas Banks	CEO	6/29/2005	9/30/2006	$25,000	-	n/a	n/a	n/a
Michael Reynolds	COO	5/12/2005	9/30/2006	$10,000	-	n/a	n/a	n/a
HAP Investments	Director	6/29/2005	7/15/2005	$25,000	-	n/a	n/a	n/a	(1)
Thomas Banks	CEO	11/05/2003	11/05/2006	$36,699	-	n/a	n/a	n/a
Gary Geil	Director	3/7/2005	3/7/2006	$10,000	-	n/a	n/a	n/a	(2)
FISCAL YEAR 2006
Thomas Banks	CEO	7/13/2005	9/30/2006	$20,000	-	n/a	n/a	n/a
HAP Investments	Director	7/28/2005	9/30/2006	$30,000	-	n/a	n/a	n/a
Rosfor International	Stockholder	8/3/2005	9/30/2006	$1,000,000	2,008,908	$0.50	9/30/2005	9/30/2010	(3)
Tryant, LLC.	Stockholder	8/12/2005	9/30/2006	$225,000	2,000,000	$0.01	9/30/2005	8/12/2008	(4)
Michael Reynolds	COO	10/27/2005	9/30/2006	$15,000	-	n/a	n/a	n/a
Thomas Banks	CEO	10/27/2005	9/30/2006	$15,000	-	n/a	n/a	n/a
Michael Reynolds	COO	12/28/2005	9/30/2006	$6,000	-	n/a	n/a	n/a
HAP Investments	Director	12/29/2005	12/31/2006	$40,000	400,000	$0.10	12/29/2005	12/29/2008
HAP Investments	Director	1/30/2006	12/31/2006	$50,000	500,000	$0.10	1/30/2006	1/30/2009
HAP Investments	Director	2/10/2006	12/31/2006	$60,000	600,000	$0.10	2/10/2006	2/10/2009
HAP Investments	Director	2/28/2006	12/31/2006	$60,000	600,000	$0.10	2/28/2006	2/28/2009
HAP Investments	Director	4/4/2006	12/31/2006	$35,000	350,000	$0.10	4/4/2006	4/4/2009
HAP Investments	Director	5/1/2006	12/31/2006	$40,000	400,000	$0.10	5/1/2006	5/1/2009
HAP Investments	Director	5/12/2006	12/31/2006	$150,000	1,500,000	$0.10	5/12/2006	5/12/2009
HAP Investments	Director	6/16/2006	12/31/2006	$70,000	700,000	$0.10	6/16/2006	6/16/2009
Thomas Banks	CEO	1/13/2006	9/30/2006	$28,000	280,000	$0.10	1/13/2006	1/13/2009
Thomas Banks	CEO	1/24/2006	9/30/2006	$12,000	120,000	$0.10	1/24/2006	1/24/2009
Thomas Banks	CEO	2/7/2006	9/30/2006	$4,500	45,000	$0.10	2/27/2006	2/27/2009
David Wilson	Director	11/9/2005	9/30/2006	$150,000	-	n/a	n/a	n/a	(5)
Allison	Stockholder	6/29/2006	9/30/2006	$25,000	250,000	$0.10	6/29/06	6/29/09
		TOTAL		$2,035,500	9,753,908

(1)	On May 12, 2005 the company issued a promissory note to HAP Investments, LLC in principal amount of $25,000 at 10% per annum. The principal and related interest was paid in full on July 15, 2005.

(2)
On March 7, 2005 the company issued a convertible promissory note to Gary Geil, M.D. in the principal amount of $10,000 bearing an interest rate of 10% per annum. As stated in the promissory note, once the company became publicly traded, the principal and related interest of $1,000 were automatically and simultaneously converted into common stock on August 12, 2005, the date of the reverse merger with Fuel Corporation of America.

Annual Report

(3)
Effective September 30, 2005, Rosfor International, Inc. converted $1,000,000 in notes payable and accrued interest of $4,454 in shares of the Company's common stock at an exercise price of $0.50 per share. In consideration for approving the above conversion, the Company issued Rosfor International, Inc. an additional 500,000 shares of common stock.

(4)
On August 12, 2005, the Company issued a convertible promissory note to Tryant in the principal amount of $225,000. Pursuant to the terms of the Note Agreement, a principal payment of $175,000 was due on September 30, 2005 and the remaining balance was due on December 31, 2005. In the event of default, interest will accrue on the entire unpaid balance of the note thereafter at a rate of 10% per annum until paid. The terms of the Note Agreement also gave Tryant the right to convert the unpaid principal and interest of the note into shares of the Company’s common stock at a conversion rate of $0.1125 per share. In addition, the Company issued a warrant to Tryant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant vested as to 1,555,556 shares of common stock because the Company did not make the timely payment of $175,000 due September 30, 2005. As a result, Tryant exercised its warrant as to the 1,555,556 shares of the Company’s common stock at an exercise price of $0.01 per share for an aggregate of $15,556.

The remaining 444,444 shares have also vested because the Company failed to make a timely payment of $50,000 on December 31, 2005 pursuant to the Note Agreement. The warrant is exercisable until the earlier of (i) repayment of the note or (ii) August 12, 2008.

(5)
On November 9, 2005 the Company issued a convertible promissory note to David W. Wilson, a Director, in the principal amount of $150,000 bearing an interest rate of 10% per annum. Per the note agreement if the Company defaulted on the payment of principal and interest the holder could elect to convert the debenture and any accrued interest into fully paid and fully registered shares of the Company’s common stock at a $0.10 per share. On February 6, 2006 the Company and Mr. Wilson modified the terms of the note from convertible to non-convertible debt.

ITEM 13.	EXHIBITS

2.1
Agreement and Plan of Merger by and among Fuel Corporation of America, flexSCAN, Inc. and FCA Acquisition Corp., dated as of July 15, 2005 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed on July 19, 2005)

3.1	Articles of Incorporation of flexSCAN, Inc. (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K, filed on May 23, 2005.)

3.2	Bylaws of the flexSCAN, Inc. (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K, filed on August 1, 2005)

Annual Report

3.3	Certificate of Amendment to the Articles of Incorporation of flexSCAN, Inc. (incorporated by reference to Exhibit A to the Registrant’s Form DEF 14-C, filed on February 2, 2006)

10.1	flexSCAN, Inc. 2005 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.2	Convertible Promissory Note of Fuel Corporation of America dated August 12, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.3	Common Stock Warrant of Fuel Corporation of America dated August 12, 2005 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.4
Lock-Up/Leak-Out and Registration Rights Agreement between Fuel Corporation of America and Tryant, LLC., dated August 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.5
Indemnity Agreement among Fuel Corporation of America, Tryant, LLC., and flexSCAN, Inc., dated as of August 12, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.6	Amendment to the Convertible Promissory Note by and between flexSCAN, Inc. and Tryant, LLC., (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on November 22, 2005)

10.7
Amendment No. 2 to the Convertible Promissory Note by and between flexSCAN, Inc. and Tryant, LLC., dated November 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 29, 2006)

10.8	Amendment to Warrant dated March 23, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 29, 2006)

10.9
Amendment No. 3 to the Convertible Promissory Note by and between flexSCAN, Inc. and Tryant, LLC., dated April 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 4, 2006)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principle Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

Annual Report

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Following is a summary of the aggregate fees billed for professional service by the Company’s principal accountants.

	2006	2005
Audit fees	$96,495	$10,100
Audit related fees	-	-
Tax fees	-	$1,350
All other fees	-	-

Total	$96,495	$11,450

The audit related fees listed above pertain to the costs associated with the preparation of the audits of the years specified.

The Company did not have an audit committee as of June 30, 2006 and consequently the entire Board of Directors serves in that capacity. The Board’s pre-approval policy regarding professional services provided by the Company’s principal accountant is to pre-approve the engagement of the principal accountant for the performance of all professional services. The policy does provide a waiver of pre-approval in the event that such services, in the aggregate, will be less than 5% of the audit fee, such services are not recognized as non-audit fees at the time of the engagement, and pre-approval is obtained from a designated member of the Board prior to the engagement. Until such time as an audit committee is appointed, the designated individual is the Principal Executive Officer, currently the Chief Executive Officer of the Company.

Annual Report

SIGNATURES

In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2006.

flexSCAN, Inc.

By:	/s/ Thomas Banks
Thomas Banks
Chief Executive Officer

By:	/s/ Francis X. Pisano
Francis X. Pisano
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Thomas Banks
Thomas Banks	Principle Executive Officer and Director	November 13, 2006

/s/ Francis X. Pisano
Francis X. Pisano	Principle Financial Officer and Director	November 13, 2006

/s/ Heidi A. Patterson
Heidi A. Patterson	Director	November 13, 2006

/s/ Gary E. Geil
Gary E.Geil, M.D.	Director	November 13, 2006

Annual Report

/s/David Wilson
David Wilson	Director	November 13, 2006

/s/ Maurice J. Dewald
Maurice J. DeWald	Director	November 13, 2006

/s/ Jonathon Javitt
Jonathan Javitt, M.D.	Director	November 13, 2006

/s/ Kenneth Westbrook
Kenneth Westbrook	Director	November 13, 2006

Annual Report

flexSCAN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

WITH REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRMS

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1 - F-2
FINANCIAL STATEMENTS
Consolidated Balance Sheet	F-3
Consolidated Statement of Operations	F-4
Consolidated Statements of Stockholders’ Deficit	F-5
Consolidated Statements of Cash Flows	F-6
Notes to the Consolidated Financial Statements	F-7 to F-26

Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

flexSCAN Inc.

We have audited the accompanying balance sheet of FlexSCAN, Inc. (the “Company”) as of June 30, 2006, and the related statements of operations, stockholders’ deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s continued operating losses, limited capital and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
October 27, 2006

Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

flexSCAN, Inc.

We have audited the accompanying statements of operations, stockholders’ deficit and cash flows of flexSCAN, Inc. (the “Company”) for the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of flexSCAN, Inc. for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, and has a working capital deficit of $402,131 and a stockholders' deficit of $322,906 at June 30, 2005.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

CORBIN & COMPANY, LLP

Irvine, California
December 21, 2005

Annual Report

flexSCAN, Inc.

CONSOLIDATED BALANCE SHEET

June 30, 2006
Assets
Current Assets
Cash	$152,298
Accounts receivable
Billed	6,321
Unbilled	3,267
9,588

Prepaid expenses and other current assets	4,187
Total current assets	166,073

Fixed assets, net	127,625
Deposits	42,016
Intangibles, net	2,811

$338,525
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$375,833
Accrued expenses	112,667
Deferred compensation	429,709
Deferred revenue	26,377
Registration rights obligation	188,958
Related party notes payable, net of $81,122 debt discount	864,105
Short term notes payable, net of $93,299 debt discount	6,701
Current portion of deferred rent	18,621
Current portion of capital lease obligations	27,000
Total current liabilities	2,049,971

Deferred rent, net of current portion	56,067
Capital lease obligations, net of current portion	32,335

2,138,373

Commitments and contingencies	-

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 47,641,284 shares issued and outstanding	47,642
Additional paid in capital	15,780,356
Accumulated deficit	(17,627,846)

Total Stockholders' Deficit	(1,799,848)

$338,525

 The accompanying notes are an integral part of these consolidated financial statements.

Annual Report

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,

	2006	2005

Sales	$134,708	$507,830
Cost of sales	72,619	155,036

Gross profit	62,089	352,794

Selling, general and administrative	8,790,439	2,607,022

Loss from operations	(8,728,350)	(2,254,228)

Other income (expense)
Interest expense	(1,163,057)	(89,598)
Equipment financial income, net		43,605
Derivative valuation gain	-	2,216,289
Other	13,736	-

Total other income (expense)	(1,149,321)	2,170,296

Loss before income taxes	(9,877,671)	(83,932)

Income tax expense	800	800

Net loss before deemed preferred dividends	(9,878,471)	(84,732)

Deemed preferred dividends	-	(675,000)

Net loss	$(9,878,471)	$(759,732)

Basic and diluted:
(Loss) per share	$(0.30)	$(0.03)
Weighted average shares outstanding	32,848,793	22,971,217

The accompanying notes are an integral part of these consolidated financial statements

Annual Report

flexSCAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended June 30, 2006 and 2005

							Additional		Total
	Preferred Series A		Preferred Series B		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2004	194,899	$195	363,873	$364	18,401,412	$18,401	$4,880,977	$(6,989,643)	$(2,089,706)

Preferred/common shares issued for:
Warrants exercised	-	-	-	-	7,194,827	7,195	407,805	-	415,000
Cash	-	-	225,000	225	-	-	899,775	-	900,000

Estimated fair value of warrants:
Granted to employees	-	-	-	-	-	-	151,200	-	151,200
Issued with debt	-	-	-	-	-	-	1,060,332	-	1,060,332

Deemed dividend related to warrants issued in connection with preferred stock	-	-	-	-	-	-	-	(675,000)	(675,000)

Issuance of preferred stock per anti-dilution agreements	-	-	57,461	57	-	-	(57)	-	0

Net loss	-	-	-	-	-	-	-	(84,732)	(84,732)
Balance, June 30, 2005	194,899	195	646,334	646	25,596,239	25,596	7,400,032	(7,749,375)	(322,906)

Common shares issued for:
Preferred stock conversions	(194,899)	(195)	(646,334)	(646)	4,920,753	4,921	(4,080)	-	-
Merger with Fuel Corporation of America					2,435,848	2,436	(2,436)	-	-
Cash					314,286	314	109,686		110,000
Debt and interest conversions					4,078,690	4,079	1,349,709		1,353,788
Warrants exercised					9,485,468	9,486	121,670		131,156
Services					810,000	810	251,190		252,000

Estimated fair value of beneficial conversion:
To settle officer deferred compensation							3,870,394		3,870,394

Estimated fair value of warrants
Granted to employees							227,421		227,421
Issued for consulting services							1,644,303		1,644,303
Issued with debt							812,467		812,467

Net loss								(9,878,471)	(9,878,471)
Balance, June 30, 2006	-	$-	-	$-	47,641,284	$47,642	$15,780,356	$(17,627,846)	$(1,799,848)

The accompanying notes are an integral part of these consolidated financial statements.

Annual Report

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,

	2006	2005
Cash from operating activities
Net loss	(9,878,471)	(84,732)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	48,312	41,902
Gain on disposal of fixed assets to settle accounts payable	(3,736)	-
Amortization of debt discount	898,802	21,512
Acquisition costs expensed - financed with note payable	225,000	-
Estimated fair value of common stock issued for services	252,000	-
Estimated fair value of warrants issued for services	1,644,303	441,461
Estimated fair value of warrants issued to employees	227,421	151,200
Estimated fair value of deferred compensation conversion option	3,870,394	-
Estimated gain on derivatives	-	(2,216,289)
Changes in operating assets and liabilities
Accounts receivable, net	(99,766)	(33,724)
Prepaid expenses and other assets	(36,868)	5,999
Accounts payable	188,885	87,815
Accrued expenses and deferred	473,011	84,386
Registration rights obligation	188,958	-
Net cash flows from operating activities	(2,001,754)	(1,500,470)

Cash from investing activities
Purchases of fixed assets	(17,119)	-
Net cash flows from investing activities	(17,119)	-

Cash from financing activities
Proceeds for issuing common stock	241,156	415,000
Proceeds for issuing preferred stock	-	900,000
Proceeds from borrowings	2,165,500	230,000
Repayment of notes	(241,317)	(171,877)
Repayment of captial lease obligations	(1,530)	(5,869)
Net cash flows from financing activities	2,163,809	1,367,254

Net change in cash for the year	144,936	(133,216)
Cash, beginning of year	7,362	140,578

Cash, end of year	152,298	7,362

Supplemental disclosures:
Cash paid for interest	17,711	65,470
Cash paid for income taxes	800	800
Non-cash investing and financing activities
Purchase of fixed assets under capital leases	-	66,735
Value of warrants issued with Preferred B shares	-	675,000
Par value of of Preferred B shares issued for antidilution provisions	-	57
Debt related derivative liabilities reclassified from liabilities to equity	-	1,060,332
Debt discount recorded for warrants and beneficial conversions	812,467	100,000
Debt and accrued interest converted to common shares	1,353,788	-

The accompanying notes are an integral part of these consolidated financial statements.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Since its original incorporation on February 13, 2001, flexSCAN, Inc.’s efforts have been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through June 30, 2006, flexSCAN has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. flexSCAN’s model is to increase the availability of leading-edge imaging diagnostic technology through a blending of teleradiology and remote/mobile services resulting in greater access, increased affordability and improvement of the human condition, while not incurring the economic burden of operating physical facilities.

On July 15, 2005, the former flexSCAN entered into an Agreement and Plan of Merger (the “Agreement”) with Fuel Corporation of America, and its wholly owned subsidiary (“FCA Sub”). On August 12, 2005, the Merger closed and pursuant to the Agreement, FCA Sub merged with and into the former flexSCAN and the combined entity became a wholly owned subsidiary of Fuel Corporation of America (the “Merger”). Per the Agreement, Fuel Corporation of America issued 30,671,207 shares of its common stock to holders of the former flexSCAN common stock (collectively, the “flexSCAN Shareholders”) so that upon consummation of the Merger, 33,107,055 shares of common stock of the Company were issued and outstanding. Approximately 92.61% of the Company’s issued and outstanding common stock is owned by the former flexSCAN’s Shareholders and the remainder is held by the Fuel Corporation of America’s stockholders. Subsequent to the Merger, Fuel Corporation of America executed a short-form merger into a Nevada corporation in order to become a Nevada corporation and effect a name change to flexSCAN, Inc. The Merger was accounted for as a reverse acquisition as the former flexSCAN shareholders controlled the combined entity after the Merger. As a result, the accompanying consolidated financial statements have been retroactively restated for all periods presented to present the historical results of the former flexSCAN and all share information have been adjusted to reflect the merger conversion factor of 5.8494525.

In connection with the Merger, the Company entered into an Indemnity Agreement with Tryant, LLC, a principal stockholder of Fuel Corp. (“Tryant”), whereby, among other things, Tryant agreed to pay and indemnify the Company with respect to any and all past liabilities of any type or nature of the Company existing at or arising out of any act or occurrence prior to the closing of the Merger Agreement and all other related agreements. As consideration for Tryant entering into the Indemnity Agreement, the Company agreed to pay Tryant $550,000, which was expensed during the six months ended December 31, 2005, and is included in selling, general and administrative expenses. Pursuant to the terms of the Indemnity Agreement, the Company paid $325,000 on the closing of the Merger Agreement. The Company issued a convertible promissory note for the remaining $225,000 (see Note 5).

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Basis of Presentation

The accompanying consolidated financial statements include the results of flexSCAN, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $9,878,471 during the year ended June 30, 2006. Also, the Company has a cash balance of $152,298, a working capital deficit of $1,883,898 and a stockholders’ deficit of $1,799,848 at June 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2006, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At June 30, 2006, no reserve against accounts receivable was required.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at June 30, 2006 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2006, the Company’s management believes there is no impairment of its long-lived assets.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

Derivative Financial Instruments

From time to time, the Company issues debt securities that contain features, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At June 30, 2006, no such classification requirement existed. During the twelve month period ended June 30, 2005, the Company recognized other income of $2,216,289, related to the change in the fair value of derivative instruments.

Convertible Debentures

The convertible feature of certain of the Company’s notes payable provides for a rate of conversion that is below market value (see Note 5). This feature is characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.

The Company’s conventional convertible debt is recorded net of the debt discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Revenue Recognition

The Company’s pre-symptomatic disease screening services (“mywellness360 plan”) revenue is recognized when the service is provided. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to period end.

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

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs for the years ended June 30, 2006 and 2005 were $45,748 and $8,766, respectively.

Share-Based Payments

Our share-based employee compensation arrangements are described in Note 7. Prior to April 1, 2006, we accounted for these share-based employee compensation arrangements under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, we only recorded share-based employee compensation expense for warrants granted with an exercise price less than the market price on the date of grant during the twelve months ended June 30, 2005, and for the period from July 1, 2005 through March 31, 2006. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the twelve months ended June 30, 2006 included: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for forfeitures, and (b) period compensation expense for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For warrants granted before April 1, 2006, we amortize the fair value on a straight-line basis. This is the same basis on which we amortized warrants granted before April 1, 2006 for our pro forma disclosures under SFAS 123. For warrants granted on or after April 1, 2006, we amortize the fair value on a straight-line basis. All warrants are amortized over the requisite service periods of the awards, which are generally the vesting periods. Because we used the modified prospective transition method, results for prior periods have not been restated. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same as the effect of convertible notes, stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The following antidilutive common stock equivalents were excluded from the computation of diluted earnings as of June 30:

	2006	2005
Warrants outstanding	16,798,114	18,367,620
Conversion option on notes payable	844,444	-
Conversion option on deferred compensation	2,600,000	-

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, ("FASB") issued FAS 157 (SFAS 157), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

In May 2005, the FASB issued FAS 154 (SFAS no. 154), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

NOTE 3 - FIXED ASSETS

Property and equipment consist of the following:

Furniture and fixtures	$59,317
Computer hardware	93,104
Telephone system	11,549
Computer software	5,574
Equipment under capital lease	66,735
236,279

Less accumulated depreciation and amortization	(108,655)

$127,625

Depreciation of fixed assets was $43,431 and $39,091 for the years ended June 30, 2006 and 2005, respectively.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

NOTE 4 - INTANGIBLE ASSET

The intangible asset consists of the following at June 30, 2006:

Domain name	$14,055
Less accumulated amortization	(11,244)

$2,811

Amortization expense for the intangible asset for the years ended June 30, 2006 and 2005 was $2,811 in both years. Estimated future annual amortization expense related to the intangible continues through 2007 at $2,811 per year.

NOTE 5 - NOTES PAYABLE

On August 12, 2005, the Company issued a convertible promissory note (the “Note Agreement”) to Tryant in the principal amount of $225,000. Pursuant to the terms of the Note Agreement, a principal payment of $175,000 was due on September 30, 2005 and the remaining balance was due on December 31, 2005. The note is non-interest bearing. In the event of default, interest will accrue on the entire unpaid balance of the note thereafter at a rate of 10% per annum until paid. The terms of the Note Agreement also give Tryant the right to convert the unpaid principal and interest of the note into shares of the Company’s common stock at a conversion rate of $0.1125 per share. In addition, the Company issued a warrant to Tryant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant will vest as to 1,555,556 shares of common stock in the event the Company does not make a timely payment of $175,000 by September 30, 2005 pursuant to the terms of the Note Agreement. The remaining 444,444 shares will vest in the event the Company does not make a timely payment of $50,000 by December 31, 2005 pursuant to the Note Agreement. The warrant is exercisable until the earlier of (i) repayment of the note or (ii) August 12, 2008. On September 30, 2005, the Company defaulted on the Note Agreement by failing to make the scheduled principal payment of $175,000 required under the Note Agreement. As a result, the 1,555,556 warrant shares became fully vested and on October 24, 2005, Tryant exercised its warrant as to the 1,555,556 shares of the Company’s common stock at an exercise price of $0.01 per share for an aggregate of $15,556.

On November 15, 2005, the Company entered into an Amendment to the Convertible Promissory Note (the “Amended Note”). The Amended Note provided for a waiver of the default until December 31, 2005. In consideration of the waiver, the Company agreed to pay to Tryant the sum of $1,000 per day commencing October 15, 2005, up to a cap of $30,000, in addition to the principal amount due under the Note Agreement plus accrued interest, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. During the three month period ended December 31, 2005, the Company recorded the $30,000 as interest expense and has included such amount in accrued interest in the accompanying consolidated balance sheet as of March 31, 2006. On December 31, 2005, the Company further defaulted on the Note Agreement by failing to make the scheduled principal payment of $50,000 required under the Note Agreement. As a result, the remaining 444,444 warrant shares became vested and immediately exercisable. As of June 30, 2006, Tryant has not exercised its warrant as to the 444,444 shares of the Company’s common stock.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

In connection with the issuance of the convertible promissory note, the Company recorded a debt discount of $225,000 related to the fair value of the warrant and the beneficial conversion feature of the note. As a result of the defaults noted above, the Company amortized the entire debt discount immediately and recorded such amount as interest expense in the accompanying consolidated statement of operations. In addition, the Company recorded interest expense of $5,625 related to the default provisions of the Note Agreement, which is included in interest expense for the year ended June 30, 2006.

Effective March 23, 2006, the Company entered into Amendment No. 2 to the Note. Pursuant to the amendment, the Company is required to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) April 30, 2006. Such registration statement shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis. The Company has not yet met the registration requirements as of June 30, 2006 and recorded $188,958 in interest expense and registration rights obligation related to the value of the registerable securities.

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

On April 30, 2006, the Company entered into Amendment No. 3 to the Convertible Promissory Note (the “Third Amended Note’). The Third Amended Note requires, among other things, for the Company to make a payment of $120,000 not later than May 16, 2006, with additional minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amount owed pursuant to the Note Agreement are paid in full. The Company paid $120,000 on May 12, 2006 and $10,000 on June 28, 2006 to Tryant in accordance with the terms of the Third Amended Note. The Third Amended Note also provides that in the event the Company receives capital in excess of $750,000 in one transaction, the Company shall pay the entire outstanding balance of the Note within five days of its receipt of funding.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Unsecured Promissory Notes

During the year ended June 30, 2006, the Company issued an aggregate of $1,065,500 in unsecured notes payables to related parties and $100,000 in unsecured notes to third parties. In connection with certain of these note issuances, the Company issued a total of 7,404,500 warrants to purchase common shares at an exercise price of $0.10. The warrants vest immediately and were valued using the Black-Scholes valuation model using the assumptions listed in Note 7 below. In connection with these warrants, the Company recorded a debt discount of $587,467, of which $413,046 was amortized to interest expense during the year ended June 30, 2006.

Related party notes payable consist of the following at June 30, 2006:

10% unsecured notes outstanding to chief executive officer, issued from May 12, 2005 through February 7, 2006; matured September 30, 2006	$114,500

14% secured note outstanding to chief executive officer, issued November 5, 2003; matures November 5, 2006; secured by various office furniture and equipment	24,727

10% unsecured convertible note payable to shareholder, issued August 12, 2005, matured December 31, 2005; shares underlying the note have registration rights that accrue penalties as defined, currently accruing approximately $9,200 per month, until underlying shares are registered or note is paid off.	95,000

10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005; matured September 30, 2006	31,000

10% unsecured notes payable to a company director; issued on November 9, 2005; matures December 31, 2006	150,000

10% unsecured notes payable to company controlled by company director; issued from December 29, 2005 through June 16, 2006; matures December 31, 2006	505,000

10% unsecured note payable to shareholder; issued June 29, 2006; matured September 30, 2006	25,000
945,227
Less unamortized discount	(81,122)

Related party notes payable, net	$864,105

Notes payable to third parties consist of the following at June 30, 2006:

10% unsecured notes payable; issued June 28, 2006 through June 30, 2006; matured September 30, 2006	$100,00

Less unamortized discount	(93,299)

Notes payable, net	$6,701

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

 Total interest expense on related party notes payable was $968,133 and $19,558 and for the years ended June 30, 2006 and 2005, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company has various capital lease agreements for equipment which expire through January 2009 with imputed interest rates of 10%. The following is an analysis of the equipment under capital leases, which is included in fixed assets at June 30, 2006:

Equipment Under Capital Leases	$66,735
Less accumulated depreciation	(16,684)

Equipment Under Capital Leases, net	$50,051

During fiscal year ended June 30, 2006, the Company did not make payments as required under its capital lease agreements. A complaint was filed by the lessor on August 29, 2006 for total amounts owed on all leases. A stipulation was filed on September 8, 2006, which changed the terms of the lease agreements. According to the stipulation the company must pay the lessor $2,000 per month from July 1, 2006 to December 31, 2006 and $2,500 per month thereafter until the balance is paid in full. Additionally, the lender consolidated the three leases into one liability.

Minimum lease payments for capital lease obligations are as follows:

Years Ending June 30,
2007	$27,000
2008	30,000
2009	2,335
Present value of minimum lease payments	59,335
Less current installments	(27,000)

Capital Lease Obligations, net of current portion	$32,335

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease which requires initial base monthly rent of $16,345 and provides for fixed based rent escalations over the term of the lease which expires in March 2009. The Company also leases certain equipment under operating lease arrangements which require monthly payments aggregating $2,252 and expire at various dates through April 2010.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Future annual minimum rents under non-cancelable operating leases at June 30, 2006 are as follows:

	FY 2007	FY 2008	FY 2009	FY 2010	Total Due over next 5 Years
Office Facilities	$213,768	$219,898	$226,903	$-	$660,568
Equipment	23,784	13,887	9,840	2,537	50,049
Totals	$237,552	$233,785	$36,743	$2,537	$710,617

Rent expense was $231,089 and $238,202 for the years ended June 30, 2006 and 2005, respectively.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its office facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

On August 12, 2005, Series B and Series A Preferred shares, totaling 1,140,053 and 3,780,700 (adjusted for merger conversion factor of 5.8494), respectively, were converted into 4,920,753 shares of common stock.

On January 24, 2006, the Company’s Board of Directors approved an increase in the authorized capital stock of the Company to 160,000,000 shares, of which 150,000,000 will be common stock, par value $0.001, and 10,000,000 will be preferred stock, par value $0.001.

The Preferred Stock will be “blank check” preferred stock, giving the board of directors the authorization, without further stockholder approval, to issue up to 10,000,000 shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative dividend rights, conversion rights, voting rights and other rights and qualifications of any such series. The authorized shares of Preferred Stock issued will be available for issuance for those purposes as the board of directors may deem advisable without further action by the stockholders, except as may be required by the Company’s Articles of Incorporation and applicable laws and regulations.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.001 par value per share, of which 47,641,284 shares are issued and outstanding.

On August 12, 2005 all preferred stock was converted to common stock in connection with the Fuel Corporation of America merger. Per the merger agreement, Fuel Corporation of America issued 30,671,207 shares of its common stock to holders of the former flexSCAN common. Approximately 92.61% of the Company’s issued and outstanding common stock is owned by the former flexSCAN’s Shareholders and the remainder is held by the Fuel Corporation of America’s stockholders.

In August 2005, four related party note holders converted notes totaling $160,000 and the related accrued interest of $14,334 into 1,569,782 shares of the Company’s common stock. Two of these note holders whose converted shares totaled 154,214 converted their notes prior to the Merger. In connection with the conversion, the associated debt discount of $83,333 was recorded as interest expense during the twelve month period ended June 30, 2006.

On November 9, 2005, the Company issued a $150,000 unsecured note payable to a Director of the Company. The note bears interest at the greater of 10% per annum or $7,500 with interest payable monthly. The note was due and payable on or before June 30, 2006.

On June 13, 2006, the Director of the Company converted the $150,000 unsecured note payable and related $7,898 accrued interest into 1,578,984 shares of common stock at $0.10 per share. The Company recorded $2,850,070 in additional interest expense related to the difference between the market value of the stock on June 13, 2006 and the conversion price per share.

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

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

In addition to the warrant, in February 2006, the Company issued to Rosfor an additional 500,000 shares of common stock valued at $0.35 per share based on the trading price in effect on that date, resulting in additional interest expense of $175,000.

During the year ended June 30, 2006, the Company issued an aggregate of 9,485,472 shares of common stock related to the exercise of warrants for total proceeds of $131,155.

During the year ended June 30, 2006, the Company issued an aggregate of 810,000 shares of common stock for services rendered with a fair value of $252,000.

During the year ended June 30, 2006, the Company issued an aggregate of 314,286 shares of common stock for $110,000 in cash.

Warrants

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations beginning April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted during the quarter ended June 30, 2006, expenses are amortized under the straight-line method. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In our pro forma information required under SFAS 123 for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the year ended June 30, 2006 was comprised of the following:

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Year Ended June 30, 2006

Selling, general and administrative	$221,421

Share-based compensation expense before taxes	221,421

Related income tax benefits	—
Share-based compensation expense	$221,421

Net share-based compensation expense per basic and diluted common share	$0.01

Share-based compensation expense recognized under SFAS 123(R) for the year ended June 30, 2006 included $221,421 from the issuance of stock warrants. Since the Company had a net operating loss carryforward as of June 30. 2006, it did not recognize excess tax benefits for the tax deductions related to share-based awards in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock warrants exercised in the year ended June 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense was not recognized during the year ended June 30, 2005. As of June 30, 2006, there is no unrecognized compensation costs related to non-vested awards.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have term of five years and vest over three years. At the present time, we intend to issue new common shares upon the exercise of stock warrants.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of warrants granted is based on analyses of historical employee termination rates and warrant exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the year ended June 30, 2006 and 2005, were as follows:

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

	2006	2005
Expected volatility	245%	50%
Average expected term in years	3.0	3.0
Risk-free interest rate	4.625%	3.0% - 4.10%
Expected dividend yield	0%	0%

A summary of warrant activity as of June 30, 2006 and changes during the year then ended is presented below.

	Warrants Outstanding	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2004	21,516,263	$0.24
Granted	7,615,401	0.11
Cancelled	(3,569,219)	0.38
Exercised	(7,194,827)	0.06
Warrants outstanding, June 30, 2005	18,367,619	0.23
Granted	17,221,372	0.28
Cancelled	(6,890,350)	0.72
Exercised	(11,900,528)	0.09
Warrants outstanding, June 30, 2006	16,798,113	$0.18

Warrants exercisable, June 30, 2005	16,000,715	$0.22

Warrants exercisable, June 30, 2006	15,143,152	$0.28

The following table summarizes information about warrants outstanding at June 30, 2006:

Exercise Price	Number of Warrants O/S	Number of Warrants Exercisable	Wtd Avg Remaining Contractual Life (Years)
$0.01-$0.10	8,089,444	7,589,444	2.749
$0.17-$0.35	6,696,901	5,828,257	1.498
$0.43-$0.60	623,288	544,755	0.871
$1.20-$1.50	1,388,481	1,180,695	3.293
TOTALS	16,798,114	15,143,152

At June 30, 2006, the aggregate intrinsic value was $28,728,743 on outstanding options and $21,529,267 on exercisable options. The weighted average grant-date fair values of warrants granted during the years ended June 30, 2006 and 2005 were $0.27 per share. The intrinsic value of options exercised during the year ended June 30, 2006 and 2005 was $20,644,061 and $11,816,205, respectively.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

Through March 31, 2006, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Under the intrinsic value method, share-based compensation expense was recognized in our consolidated statement of operations for share-based awards to employees only when the exercise price of stock warrants granted to employees was less than the fair market value of the underlying stock at the date of grant. The following table summarizes the pro forma effect on our net loss and per share data if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for the year ended June 30, 2006.

	For the Years Ended June, 30
	2006	2005
Net loss before deemed preferred dividends, as reported	$(9,878,471)	$(84,732)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards	9,450	151,200
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(21,474)	(191,110)

Pro forma net loss	$(9,890,495)	$(124,642)

Net loss per share, basic and diluted, as reported	$(0.30)	$(0.03)

Pro forma net loss per share, basic and diluted	$(0.30)	$(0.03)

We account for stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). Under EITF 96-18, we determine the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at June 30, 2006 are as follows:

Deferred tax asset:
Net operating loss carryforward	$3,040,000
Accrued expenses reserves	172,000
Expenses recognized for granting of options	1,300,000
Total gross deferred tax asset	4,512,000

Less valuation allowance	(4,512,000)

$-

As of June 30, 2006, the Company had net operating loss carryforwards of approximately $7,600,000 for federal and state income tax reporting purposes, which expire at various dates through 2026 and 2016, respectively.

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carry forwards, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of June 30, 2006.

The valuation allowance increased by approximately $2,056,000 and $857,000 during the years ended June 30, 2006 and 2005, respectively.

No current provision for income taxes for the year ended June 30, 2006 is required, except for minimum state taxes, since the Company incurred taxable losses during such year. The provision for income taxes for fiscal 2006 and 2005 was $800 and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

	2006	2005
Computed tax benefit at federal statutory tax rate	$(1,297,000)	$(29,000)
State income tax benefit, net of federal effect	-	(4,000)
Increase in valuation allowance	2,393,000	857,000
Beneficial conversion and derivative charges	(98,000)	(750,000)
Other	(997,200)	(73,200)
	$800	$800

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company recorded a total of $26,850 in sales to a company owned by one of our director. At June 30, 2006, the Company had billed and unbilled receivables from this related party amounting to $2,255.

During the year ended June 30, 2006, the Company incurred a total of $81,616 in expenses, primarily for consulting services, that were provided by certain of the Company’s shareholders and a director.

At June 30, 2006, the Company had $62,407 in accounts payables to officers, directors, and shareholders.

NOTE 10 - SUBSEQUENT EVENTS

From July 1, 2006 through October 31, 2006 the Company issued an aggregate of $131,000 in unsecured notes payable to related parties. The notes bear interest at 10% per annum. All unpaid principal and accrued interest are due on three months from the origination date.

In consideration for the loans made by the above lenders, the Company issued warrants for an aggregate of 910,000 shares of common stock with an exercise price of $0.10 per share with expiration dates 3 years from the grant date.

On July 1, 2006, the President was issued 1,000,002 warrants to purchase common stock that shall vest at the rate of 166,667 shares per month up to and until December 31, 2006. Upon vesting, the President will have the right to exercise his right under the warrant for a period of three years at $0.10 per share.

On July 1, 2006, the President was issued 900,000 warrants to purchase common stock that shall vest at the rate of 25,000 shares per month commencing August 1, 2006. The exercise price for each vested share shall be $1.445 per share. The right to exercise the rights granted under this warrant shall expire three years from the vesting date for each vested unit.

On July 6, the Company issued a $50,000 unsecured note payable bearing an interest rate of 10% per annum. All unpaid principal and interest became due as of September 30, 2006. In consideration for the above note, the Company issued 500,000 shares of common stock with an exercise price of $0.10 per share with expiration dates 3 years from the grant date.

Annual Report

flexSCAN, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended June 30, 2006 and 2005

On July 10, 2006, the Vice President of Sales and Marketing was issued 360,000 warrants to purchase common stock at $0.34 per share. The warrants vest at a rate of 10,000 shares per month commencing September 1, 2006 and expire three years from the vesting date.

On August 3, 2006, a director of the Company was issued a board warrant to purchase 884,000 shares of common stock at $0.10 per share.

From July 20, 2006 to August 23, 2006 the Company issued an aggregate of 725,000 shares of common stock at $0.40 per share resulting in proceeds of $290,000 to the Company. In consideration for investing, the Company issued an additional 412,500 warrants to purchase common stock at an exercise price of $0.40 per share.

From September 15, 2006 to August 10, 2006, the Company issued an aggregate of 80,000 shares of common stock for in consideration for legal and investment services rendered.

On September 20, 2006, the Company issued a $57,000 secured promissory note for accounting services. The note bears interest at 5% per annum. The note is secured by 133,333 registered shares of common stock.

On September 29, 2006, the Company acquired ten gross acres of undeveloped real property located in Apple Valley in exchange for a $155,000 first trust deed and 300,000 shares of restricted common stock valued at $95,000 or $0.32 per share.

On October 10, 2006, the Corporate Account Executive was issued 360,000 warrants to purchase common stock at $0.40 per share. The warrants vest at a rate of 10,000 shares per month commencing November 1, 2006 and shall expire four years from November 1, 2006.

On October 10, 2006, the Chief Science Advisor was issued 180,000 warrants to purchase common stock at $0.40 per share. The warrants vest and become exercisable with respect to one-sixth of all of the shares on November 10, 2006 with the remaining shares vesting over three years.