Form 10QSB
period 2006-09-30
flexSCAN, Inc.
filed 2006-11-20
CIK 216593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

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

☐ Yes   ☒ No

As of November 20, 2006, the registrant had 51,873,112 shares of common stock, par value $0.001, outstanding.

FLEXSCAN, INC.

Index

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
flexSCAN, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2006
Assets
Current Assets
Cash	$115
Accounts receivable
Billed	8,005
Unbilled	-
8,005

Prepaid expenses and other current assets	5,975
Total current assets	14,095

Fixed assets, net	117,832
Land held for investment	250,524
Deposits	42,016
Intangibles, net	2,108

$426,574
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable	$385,552
Accrued expenses	188,905
Deferred Compensation	425,562
Deferred Revenue	18,500
Registration rights obligation	246,250
Related party notes payable	996,584
Short term notes payable	207,000
Current portion of deferred rent	23,171
Current portion of capital lease obligations	28,500
Total current liabilities	2,520,024

Long term notes payable	155,000
Deferred rent, net of current portion	46,862
Capital lease obligations, net of current portion	28,662

2,750,548

Commitments and contingencies	-

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 48,253,070 shares issued and outstanding	48,254
Additional paid in capital	17,176,255
Accumulated deficit	(19,548,483)

Total Stockholders' deficit	(2,323,974)

$426,574

The accompanying notes are an integral part of these consolidated financial statements.

Index

flexSCAN, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	September 30,
	2006	2005

Sales	$944	$21,824
Cost of sales	4,937	12,802

Gross profit (loss)	(3,993)	9,022

Selling, general and administrative expense	1,524,757	1,354,766

Loss from operations	(1,528,750)	(1,345,744)

Other (expense), interest
Interest expense	(391,887)	(331,547)

Loss before income taxes	(1,920,637)	(1,677,291)

Income tax expense	-	-

Net loss	$(1,920,637)	$(1,677,291)

Basic and diluted:
(Loss) per share	$(0.04)	$(0.05)
Weighted average shares outstanding	47,764,937	34,992,034

The accompanying notes are an integral part of these consolidated financial statements

Index

flexSCAN, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Cash from operating activities
Net loss	$(1,920,637)	$(1,677,291)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	11,687	11,224
Amortization of debt discount	296,323	309,544
Acquisition costs expensed - financed with note payable	-	225,000
Estimated fair value of common stock issued for services	6,000	42,500
		-
Estimated fair value of warrants issued for services	27,196	52,198
Estimated fair value of warrants issued to employees	947,842	3,150
Changes in operating assets and liabilities
Accounts receivable, net	(1,583)	74,027
Prepaid expenses and other assets	1,788	21,854
Accounts payable	66,719	(17,785)
Accrued expenses and deferred	64,214	26,371
Registration rights obligation	53,549	-
Net cash flows from operating activities	(446,903)	(929,208)

Cash from investing activities
Purchases of fixed assets	(1,715)	(2,119)
Net cash flows from investing activities	(1,715)	(2,119)

Cash from financing activities
Proceeds for issuing common stock	190,000	-
Additional loan obligations	131,000	1,050,000
Repayment of notes	(22,392)	(39,786)
Repayment of capital lease obligations	(2,173)	(3,982)
Net cash flows from financing activities	296,435	1,006,232

Net change in cash for the year	(152,183)	74,905
Cash, beginning of year	152,298	7,362

Cash, end of year	$115	$82,267

Supplemental disclosures:
Cash paid for interest	$1,191	$1,491
Cash paid for income taxes	-	-
Non-cash investing and financing activities
Purchase of land in excahnge for common share and note payable	250,000	-
Debt discount recorded for warrants and beneficial conversions	121,902	225,000
Debt and accrued interest converted to common shares	8,572	1,178,788

 The accompanying notes are an integral part of these consolidated financial statements.

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s Form 10KSB filed on November 14, 2006.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

flexSCAN is a healthcare information and services organization focusing on providing high technology medical information management to the healthcare consumer, along with a unique incentive program designed to abate the rising costs of healthcare to both employers and employees. We believe that our patent-pending and proprietary program wellness360™ is an industry-first for corporate health and wellness management. wellness360™ packages advertising and marketing research opportunities with 'no-cost' corporate health and wellness services, then rewards employers and employees for using the services. The program leverages innovative technology to provide participants with free comprehensive health and wellness services, an online electronic medical record, online lifestyle guides for fitness and nutrition, and online progress tracking. Employers and employees receive economic rewards for using the free services and for participating in advertiser-sponsored activities.

flexSCAN, Inc. was originally incorporated under the laws of the State of Nevada on February 21, 1991, as Fuel Corporation of America (“Fuel Corporation”). On July 15, 2005, Fuel Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among FCA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Fuel Corporation (“FCA”), and flexSCAN, Inc., a Delaware corporation. Pursuant to the Merger Agreement, FCA was merged with and into flexSCAN, with flexSCAN surviving as a wholly-owned subsidiary of Fuel Corporation. As a result of the merger, the operations of flexSCAN became the sole operations of Fuel Corporation.

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

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

Basis of Presentation

The accompanying consolidated financial statements include the results of flexSCAN, Inc. and its subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,920,637 during the three month period ended September 30, 2006. Also, the Company has a cash balance of $115, a working capital deficit of $2,505,929 and a stockholders’ deficit of $2,323,974 at September 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2006, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At September 30, 2006, no reserve against accounts receivable was required.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at September 30, 2006 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2006, the Company’s management believes there is no impairment of its long-lived assets.

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

Derivative Financial Instruments

From time to time, the Company issues debt securities that contain features, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At September 30, 2006, no such classification requirement existed.

Convertible Debentures

The convertible feature of certain of the Company’s notes payable provides for a rate of conversion that is below market value. This feature is characterized as a beneficial conversion feature (“BCF”), which is recorded by the Company pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs for the three months ended September 30, 2006 and 2005 were $24,229 and $400, respectively.

Stock-Based Payments

Our share-based employee compensation arrangements are described in Note 4. Prior to April 1, 2006, we accounted for these share-based employee compensation arrangements under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, we only recorded share-based employee compensation expense for warrants granted with an exercise price less than the market price on the date of grant.

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair-value based method for all new awards granted after April 1, 2006. Additionally, compensation expense for unvested stock options that were outstanding at April 1, 2006 was recognized over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS 123. The fair value of each grant is estimated using the Black-Scholes option pricing model.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same as the effect of convertible notes, stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The following antidilutive common stock equivalents were excluded from the computation of diluted earnings as of September 30:

	2006	2005
Warrants outstanding	20,051,556	21,960,832
Conversion option on notes payable	666,667	-
Conversion option on deferred compensation	2,600,000	-

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

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

NOTE 3 - FINANCING TRANSACTIONS

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

On November 15, 2005, the Company entered into an Amendment to the Convertible Promissory Note (the “Amended Note”). The Amended Note provided for a waiver of the default until December 31, 2005. In consideration of the waiver, the Company agreed to pay to Tryant the sum of $1,000 per day commencing October 15, 2005, up to a cap of $30,000, in addition to the principal amount due under the Note Agreement plus accrued interest, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. On December 31, 2005, the Company further defaulted on the Note Agreement by failing to make the scheduled principal payment of $50,000 required under the Note Agreement. As a result, the remaining 444,444 warrant shares became vested and immediately exercisable. As of September 30, 2006, Tryant has not exercised its warrant as to the 444,444 shares of the Company’s common stock.

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

In connection with the issuance of the convertible promissory note, the Company recorded a debt discount of $225,000 related to the fair value of the warrant and the beneficial conversion feature of the note. As a result of the defaults noted above, the Company amortized the entire debt discount immediately.

Effective March 23, 2006, the Company entered into Amendment No. 2 to the Note. Pursuant to the amendment, the Company is required to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) April 30, 2006. Such registration statement shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis. The Company has not yet met the registration requirements as of September 30, 2006 and has recorded $246,250 in interest expense and registration rights obligation related to the value of the registerable securities. In addition, the Amended Note provided that if the Company fails to deliver certificates evidencing shares of common stock which Tryant converts pursuant to the Note Agreement or evidencing shares issuable upon exercise of the warrant, for each day that such delivery is not made, the Company shall pay to Tryant $100 for every $1,000 in value of the converted or exercised shares, as applicable, based on the conversion rate of $0.50 per share.

On April 30, 2006, the Company entered into Amendment No. 3 to the Convertible Promissory Note (the “Third Amended Note’). The Third Amended Note requires, among other things, for the Company to make a payment of $120,000 not later than May 16, 2006, with additional minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amount owed pursuant to the Note Agreement are paid in full. The Company paid $120,000 on May 12, 2006 and has made three subsequent payments of $10,000 each bringing the outstanding balance on the note to $75,000 as of September 30, 2006. The Third Amended Note also provides that in the event the Company receives capital in excess of $750,000 in one transaction, the Company shall pay the entire outstanding balance of the Note within five days of its receipt of funding.

During the three months ended September 30, 2006, the Company issued an aggregate of $81,000 in unsecured notes payables to related parties and $50,000 in unsecured notes to third parties. In connection with certain of these note issuances, the Company issued a total of 1,310,000 warrants to purchase common shares at an exercise price of $0.10. The warrants vest immediately and were valued using the Black-Scholes valuation model using the assumptions listed in Note 4 below. In connection with these warrants, the Company recorded a debt discount of $121,902 which was amortized entirely to interest expense during the quarter ended September 30, 2006. In addition the Company amortized to interest expense $174,421 of debt discount related to notes issued during the prior fiscal year.

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

On September 20, 2006, the Company issued a $57,000 secured promissory note for accounting services. The note bears interest at 5% per annum and requires monthly principal payment of $5,000 plus accrued interest. The note is secured by 133,333 registered shares of common stock.

Related party notes payable consist of the following at September 30, 2006:
10% unsecured notes outstanding to chief executive officer, issued from May 12, 2005 through February 7, 2006; matures December 31, 2006	$107,240
14% secured note outstanding to chief executive officer, issued November 5, 2003; matures November 5, 2006; secured by various office furniture and equipment	22,344
10% unsecured convertible note payable to stockholder, issued August 12, 2005, matured December 31, 2005; shares underlying the note have registration rights that accrue penalties as defined, currently accruing approximately $9,200 per month, until underlying shares are registered or the note is paid off.	75,000
10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005; matured September 30, 2006	31,000
10% unsecured notes payable to a company director; issued on November 9, 2005; matures December 31, 2006	150,000
10% unsecured notes payable to company controlled by company director; issued from December 29, 2005 through June 16, 2006; matures December 31, 2006	505,000
10% unsecured note payable to shareholder; issued June 29, 2006; matures December 31, 2006	25,000
10% unsecured notes payable to related parties; issued July 5, 2006; matures December 31, 2006	11,000
10% unsecured note payable to President; issued July 6, 2006; matures December 31, 2006	50,000
10% unsecured note payable to CFO and Director; issued July 28, 2006; matures December 31, 2006	20,000
Related party notes payable	$996,584

Notes payable to third parties consist of the following at September 30, 2006:
10% unsecured notes payable; issued June 28, 2006 through June 30, 2006; matures December 31, 2006	$100,000
10% unsecured notes payable; issued July 6, 2006; matures December 31, 2006	50,000
5% secured promissory note for accounting services, principal monthly payment of $5,000 plus interest, secured by 133,333 registered shares of common stock.	57,000
Less unamortized discount	(0)
Notes payable, net	$207,000

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

Total interest expense accrued on related party notes payable was $25,406 and $3,178 and for the quarters ended September 30, 2006 and 2005, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On August 10, 2006, the Chief Executive Officer converted a total of $8,572 in unsecured notes payable and accrued interest into 14,286 shares of common stock.

On September 28, 2006, the Company issued 10,000 shares of common stock for legal services rendered resulting in $6,000 in legal expense.

On September 29, 2006, the Company acquired from a third party ten gross acres of undeveloped real property located in Apple Valley, California in exchange for a $155,000 first trust deed and 300,000 shares of restricted common stock valued at $95,000 or $0.32 per share. The Company acquired this land for investment purpose.

During the three month period ended September 30, 2006, the Company issued an aggregate of 287,500 shares of common stock for $190,000 in cash.

Warrants

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations beginning April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted during the quarter ended September 30, 2006, expenses are amortized under the straight-line method. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the three month period ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In our pro forma information required under SFAS 123 for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the quarter ended September 30, 2006 was comprised of the following:

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

Three Months Ended
September 30, 2006
Selling, general and administrative	$975,038

Share-based compensation expense before taxes	$975,038

Related income tax benefits	$-
Share-based compensation expense	$975,038

Net share-based compensation expense per basic and diluted common share	0.02

Share-based compensation expense recognized under SFAS 123(R) for the quarter ended September 30, 2006 included $975,038 from the issuance of stock warrants. Since the Company had a net operating loss carryforward as of September 30. 2006, it did not recognize excess tax benefits for the tax deductions related to share-based awards in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock warrants exercised during the quarter ended September 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense was not recognized during the quarter ended September 30, 2005. As of September 30, 2006, there is approximately $2,158,000 of unrecognized compensation costs related to non-vested awards of which $929,000 will be recognized over the next three months and the remaining $1,229,000 to be recognized over two and half years.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have term of five years and vest over three years. At the present time, we intend to issue new common shares upon the exercise of stock warrants. The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of warrants granted is based on analyses of historical employee termination rates and warrant exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the three months period ended September 30, were as follows:

	2006	2005
Expected volatility	243%	50%
Average expected term in years	3.0	3.0
Risk-free interest rate	5.125%	3.0% - 4.10%
Expected dividend yield	0%	0%

A summary of warrant activity as of September 30, 2006 and changes during the three month period then ended is presented below.

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

	Number of Warrants	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2006	16,798,114	$0.18
Granted	3,927,502	0.45
Cancelled	(674,060)	0.27
Exercised	-	-
Warrants outstanding, September 30, 2006	20,051,556	$0.24

Warrants exercisable, September 30, 2005	18,411,526	$0.31

Warrants exercisable, September 30, 2006	17,458,110	$0.27

The following table summarizes information about warrants outstanding at September 30, 2006:

Exercise Price	Number of Warrants O/S	Number of Warrants Exercisable	Wtd Avg Remaining Contractual Life (Years)
$0.01-$0.10	10,469,446	9,619,445	2.672
$0.17-$0.35	6,412,088	5,650,490	2.365
$0.40-$0.60	881,541	832,796	0.830
$1.20-$1.50	2,288,481	1,355,379	2.930
TOTALS	20,051,556	17,458,110

At September 30, 2006, the aggregate intrinsic value was $2,005,904 on outstanding options and $2,057,403 on exercisable options. The weighted average grant-date fair values of warrants granted during the quarters ended September 30, 2006 and 2005 were $0.27 and $0.31 per share, respectively. The intrinsic value of options exercised during the quarter ended September 30, 2006 was $0.

Prior to the adoption to SFAS No 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on first quarter 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

Three months ended September 30, 2005
Net loss , as reported	$(1,677,291)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards	3,150
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(7,158)

Pro forma net loss	$(1,681,299)

Net loss per share, basic and diluted, as reported	$(0.05)

Pro forma net loss per share, basic and diluted	$(0.05)

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2006, the Company recorded sales of approximately $839 in connection with services performed on behalf of a company owned by a Director of flexSCAN. At September 30, 2006, the Company had $3,948 in refunds payable to this related party for wellness scans not performed during the year.

At September 30, 2006, the Company had $98,960 in accounts payables to officers, directors, and stockholders.

During the three months ended September 30, 2006 the Company recorded an aggregate of $996,584 in related party notes payable (see note 3).

NOTE 7 - SUBSEQUENT EVENTS

From October 1, 2006 to November 20, 2006, the Company converted an aggregate of $339,532 in notes payable, cash advances, and accrued interest into 861,331 shares of common stock at $0.40 per share. In connection with the conversion of debt, advances, and accrued interest, the Company issued an additional 418,668 warrants to purchase common stock at $0.40 per share for a term of twelve months.

From October 1, 2006 to November 20, 2006 the Company issued an aggregate of 450,000 shares of common stock and 225,000 warrants to purchase common stock at $0.40 per share for $170,000. The warrants have a term of twelve months.

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

On October 10, 2006, the Company issued a warrant to purchase 864,000 shares of common stock for serving as a Director to the Company, which will vest over a three year period at an exercise price of $0.40 per share. In addition to Board warrants the director also received a warrant to purchase 180,000 shares of common stock vesting over three years at an exercise price of $0.40 per share for serving as the Company’s Chief Science Advisor.

On October 10, 2006, the Company issued a $50,000 unsecured note payable to a Stockholder bearing an interest rate of 10% per annum. The Company paid the above note and accrued minimum interest of $1,000 on October 19, 2006. In connection with the $50,000 note payable the Company also issued the Stockholder a warrant to purchase 100,000 shares of common stock at $0.40 per share.

In connection with the board resolution signed October 10, 2006, the Company issued an additional 187,500 shares of common stock in connection with the reduction of share price for the private equity offering from $0.80 to $0.40 per common share.

Index

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2006, the Company issued an aggregate of $188,000 in unsecured notes payable of which $131,000 was used for working capital purposes. The Company issued 1,310,000 warrants to purchase common stock at $0.10 per share in connection with notes issued for working capital purposes.

During the three months ended September 30, 2006, the Company issued an aggregate of 287,500 shares of common stock for $190,000 in cash; 300,000 shares of common stock in exchange for land, 10,000 shares of common stock in exchange for $6,000 of legal services, and 14,286 in common stock for payment of existing note payable and accrued interest of $8,557.

At September 30, 2006, the Company had total assets of $426,574 compared to total assets of $338,525 at June 30, 2006. The overall increase was primarily due to the acquisition of 10 acres of undeveloped land for approximately $250,000, offset by a decrease of $152,183 in Cash from the $152,298 cash on hand as of June 30, 2006 to $115 as of September 30, 2006.

Accounts receivable was $8,005 at September 30, 2006 as compared to accounts receivable of $9,588 at December 31, 2005. The decrease in accounts receivable is due to collection of receivables from delivery of myWellness360 services and no additional myWelless360 member enrollments.

Net fixed assets totaled $117,832 at September 30, 2006 compared to $127,625 at June 30, 2006 a decrease of $9,793 (8%) The decrease in net fixed assets is attributable to depreciation.

Total liabilities at September 30, 2006 were $2,750,548, an increase of $612,175 (29%) from the $2,138,373 at June 30, 2006. Accounts payable and accrued expenses were $574,457 at September 30, 2006, an increase of $85,957 (18%) from the $488,500 at June 30, 2006. The increase is primarily due to a slower payment of expenses, and an increase in accrued vacation and accrued interest related to notes payable. Deferred compensation totaled $425,562; a decrease of $4,147 compared to $429,709 at June 30, 2006 and is primarily related to a reduction in the Chief Executive Officer’s tax basis.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,920,637 during the three month period ended September 30, 2006. Also, the Company has a cash balance of $115, has a working capital deficit of $2,505,929 and a stockholders’ deficit of $2,323,974 at September 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product distribution and sales; technological advances and the Company’s ability to establish collaborative arrangements with potential distribution and service relationships to expand flexSCAN’s market reach. The Company’s capital resources will be focused primarily on the marketing of the wellness360 program. Currently the Company’s existing capital resources are insufficient to fund operations for the next 12 months. The Company is currently working to raise additional capital to subsidize operations until at such time that the Company achieves breakeven operations.

Index

To date, the Company’s sources of cash have been primarily limited to the sale of equity securities and the sale of myWellness360 services. The Company cannot guarantee that sales will increase adequately to sustain operations in the near term, or can the Company be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of the Company’s products and or services.

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

The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts. The Company does not maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments as the company has not experienced any material losses through September 30, 2006. The allowance for doubtful accounts, when necessary, will be based on specific identification of customer accounts and a best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of receivables at least quarterly. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Index

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2006 AND 2005

Sales for the quarter ended September 30, 2006 and 2005 were $944 and $21,824, respectively. The decrease of $20,880 resulted from the Company’s decision to wind down myWellness360 pre-symptomatic disease screening services and change its focus toward the new wellness360™ business model. The Company anticipates a short period of decreased sales activity while it builds its participant database.

Cost of sales decreased to $4,937 during the quarter ended September 30, 2006 from $12,802 for the same period in 2005. This decrease of $7,865 is primarily due to the significant decrease in myWellness360 pre-symptomatic disease screening services

Selling, general and administrative expenses increased to $1,524,727 during the quarter ended September 30, 2006 from $1,354,766 for the same period in 2005. This increase is primarily attributable to a significant increase in non-cash accounting for stock-based compensation to employees and consultants for services rendered during the period.

Interest expense for the quarter ended September 30, 2006 was approximately $391,887, and interest expense for the quarter ended September 30, 2005 was approximately $331,547. The increase of $60,340 was primarily due to the amortization of debt discount related to fair value of warrants totaling $296,323 issued in connection with new notes payable.

Index

Net loss for the quarters ended September 30, 2006 and 2005 were $1,920,637 and $1,677,291, respectively. The increase in net loss is primarily due to an increase in interest expense and selling, general, and administrative expenses related to stock-based compensation expense to employees for the quarter ended September 30, 2006.

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

Index

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2006, the Company’s President, purchased 62,500 shares of common stock at $0.80 per share for $50,000 in cash.

On August 10, 2006 the Company issued 300,000 shares of common stock for land in Apple Valley at $0.32 per share.

On August 10, 2006, the Chief Executive Officer converted $8,557 in notes payable and accrued interest into 14,286 shares of common stock.

On August 10, 2006, the Company issued 10,000 shares of common stock to Randal Hite in exchange for legal services. Based on the trading price of $0.60 per share, the Company recorded a $6,000 legal expense during the three month period ended September 30, 2006.

On August 16, 2006, a Director purchased 62,500 shares of common stock at $0.80 per share for $50,000 in cash.

On August 20, 2006, 62,500 shares of common stock were purchased at $0.80 per share for $50,000 in cash.

Index

On September 26, 2006, an individual purchased 100,000 shares of common stock at $0.40 per share for $40,000 in cash.

Item 3. Defaults Upon Senior Securities

As of March 31, 2006 the Company was in default under the Amended Note to Tryant Capital, LLC (“Tryant”), a principal stockholder of the Company. On April 30, 2006 the Company entered into Amendment No. 3 (the "Amendment") to the Convertible Promissory Note (the "Note") dated August 12, 2005 made in favor of Tryant under which the Company was in default. The Amendment provided for payment of a minimum of $120,000 (the "Minimum Payment") within five business days of the Company's receipt of its next traunche of financing or, in any event, not later than May 16, 2006, with minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amounts owed pursuant to the Note are paid in full. If the Company receives capital in excess of $750,000, in one transaction, the Company has agreed to pay the entire balance owed pursuant to the Note within five (5) days of its receipt of such funding. Pursuant to the Amendment, if the Company failed to make the Minimum Payment on or before May 16, 2006, the Company would use its best efforts to cause the rescission of the reverse merger between the Company, and its operating subsidiary, flexPlus, Inc., on or before July 15, 2006. In addition, the Amendment provided for the amendment of the Lock-Up/Leak-Out and Registration Rights Agreement, between the parties, dated August 12, 2005, to allow for sales of the Company's common stock by Tryant on a cumulative basis. On May 12, 2006 the Company issued a check in the amount of the Minimum Payment satisfying the initial terms of the Amendment. The Company made three additional payments of $10,000 in June, July and August of 2006.

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

Index

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

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principle Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

flexSCAN, Inc.
(Registrant)

Date:	November 20, 2006	By: /s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date:	November 20, 2006	By: /s/ Francis X. Pisano
Francis X. Pisano
Chief Financial Officer

(Principal Financial and Accounting Officer)

Index

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 3a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principle Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002