Form 10QSB
period 2006-12-31
flexSCAN, Inc.
filed 2007-02-20
CIK 216593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-09283

flexSCAN, Inc.

(Name of small business issuer in its charter)

Nevada	20-8085447
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27201 Puerta Real, Suite 350, Mission Viejo, CA	92691
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☒ No

As of January 24, 2006, the registrant had 49,989,193 shares of common stock, par value $0.001, outstanding.

FLEXSCAN, INC.

Index

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements
flexSCAN, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2006
Assets
Current Assets
Cash	$115
Accounts receivable
Billed	13,572
Unbilled	-
13,572
Prepaid expenses and other	7,926
Total current assets	21,612
Fixed assets, net	110,827
Land held for investment	251,358
Deposits, net	42,266
Intangibles, net	1,405
$427,468
Liabilities and Stockholder's Deficit
Liabilities
Accounts payable	$461,166
Accrued expenses	136,997
Deferred compensation	453,877
Registration rights obligation	303,542
Current portion of related party notes payable	787,744
Short-term notes payable	147,000
Current portion of long term notes payable	5,472
Current portion of deferred rent	21,722
Current portion of capital lease obligations	30,000
Total current liabilities	2,347,520

Long term notes payable, net of current portion	148,650
Deferred rent, net of current portion	43,656
Capital lease obligations, net of current portion	31,120
2,570,946

Commitments and contingencies	-

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 49,989,193 shares issued and outstanding	49,990
Additional paid in capital	19,368,256
Accumulated deficit	(21,561,724)

Total Stockholders' Deficit	(2,143,478)

$427,468

The accompanying notes are an integral part of these consolidated financial statements.

Index

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Sales	$39,824	$21,326	$40,768	$43,150
Cost of sales	15,783	2,367	20,720	15,169

Gross profit	24,041	18,959	20,047	27,981

Selling general and administrative	1,922,409	624,975	3,447,166	1,979,741

Loss from operations	(1,898,368)	(606,016)	(3,427,119)	(1,951,760)

Other income (expense)
Interest expense	(116,294)	(45,162)	(508,181)	(376,710)
Other Income	-	10,000	-	10,000
Interest income	1,500		1,500
Derivative valuation gain	-	288,889	-	288,889
Other Expense	(78)	-	(78)	-

Total other income (expense)	(114,872)	253,727	(506,759)	(77,821)

Loss before income taxes	(2,013,240)	(352,289)	(3,933,878)	(2,029,581)

Income tax expense	-	-	-	-

Net loss	$(2,013,240)	$(352,289)	$(3,933,878)	$(2,029,581)

Basic and diluted loss per share:
Loss per common share	$(0.04)	$(0.01)	$(0.08)	$(0.06)
Weighted average shares outstanding:	49,206,354	38,229,306	48,729,712	36,414,077

The accompanying notes are an integral part of these consolidated financial statements

Index

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED
	2006	2005
Cash from operating activities
Net loss	$(3,933,878)	$(2,029,581)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	23,496	19,959
Gain on disposal of fixed assets to settle accounts payable	-	-
Amortization of debt discount	321,049	310,756
Acquisition costs expensed - financed with note payable	-	225,000
Estimated fair value of common stock issued for services	7,500	42,500
Estimated fair value of common stock issued to employees	95,000	-
Estimated fair value of warrants issued for services	621,681	104,396
Estimated fair value of warrants issued to employees	1,883,778	6,300
Estimated gain on derivatives	-	(288,889)
Changes in operating assets and liabilities
Accounts receivable, net	3,984	95,870
Prepaid expenses and other assets	3,739	22,909
Accounts payable	85,333	76,230
Accrued expenses and deferred	29,527	108,856
Registration rights obligation	114,584	-
Net cash flows from operating activities	(744,207)	(1,305,694)

Cash from investing activities
Purchases of fixed assets	(5,292)	(2,119)
Purchase of land	(251,358)
Net cash flows from investing activities	(256,650)	(2,119)

Cash from financing activities
Proceeds for issuing common stock	470,000	-
Proceeds from exercise of common stock warrants	-	91,156
Additional loan obligations	498,000	1,276,000
Repayment of notes	(117,153)	(46,963)
Repayment of capital lease obligations	(2,173)	(8,065)
Net cash flows from financing activities	848,674	1,312,128

Net change in cash for the year	(152,183)	4,315
Cash, beginning of year	152,298	7,362

Cash, end of year	$115	$11,677

Supplemental disclosures:
Cash paid for interest	$4,739	$2,878
Cash paid for income taxes	-	-
Non-cash investing and financing activities
Fixed assets received in exchange for notes receivable	-	15,000
Debt discount recorded for warrants and beneficial conversions	146,628	225,000
Debt and accrued interest converted to common shares	345,661	1,178,788
Reclassification of fair value of derivative liability from additional paid in capital	-	440,000

The accompanying notes are an integral part of these consolidated financial statements.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s Form 10KSB filed on November 14, 2006.

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

Another component of our wellness360™ program that differentiates us from the competition is the ability of our members’ healthcare professionals to quickly and easily upload copies of their “paper” records by simply using their office fax machine. In turn, wellness360’s software identifies the patient and provider through a simple and reliable character recognition strategy and automatically updates the individual’s medical record. flexSCAN’s online medical record not only provides a workable solution to the pressing need for access to a patient’s medical information, it does so at no cost to the participants. Our solution is provided free of charge to both healthcare providers and our wellness360 members.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Liquidity and Management’s Plans
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $3,933,878 during the six month period ended December 31, 2006. Also, the Company has a cash balance of $115, a working capital deficit of $2,325,908 and a stockholders’ deficit of $2,143,478 at December 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The Company’s success is dependent upon numerous items, certain of which are the successful growth of print and online advertising revenues in order to achieve levels of revenue adequate to support the Company’s current and future cost structure, its ability to obtain new wellness360 members, and its success in obtaining financing for operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, technical difficulties, market acceptance, sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations. The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity financing sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash
The Company maintains its cash accounts in financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2006, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At December 31, 2006, no reserve against accounts receivable was required.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Fair Value of Financial Instruments
The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at December 31, 2006 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Long-Lived Assets
The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2006, the Company’s management believes there is no impairment of its long-lived assets.

There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

Derivative Financial Instruments
From time to time, the Company issues debt securities that contain features, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At December 31, 2006, no such classification requirement existed.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Revenue Recognition
The Company’s pre-symptomatic disease screening services (“mywellness360 plan”) revenue was recognized when the service was provided. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to period end. Revenue will be recognized under the new wellness360 model when an advertising message has been inserted and delivered to the end user in either print or an online format.

Advertising Costs
The Company expenses advertising costs when incurred. Advertising costs for the three months ended December 31, 2006 and 2005 were $9,473 and $1,326, respectively.

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

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Basic and Diluted Loss Per Share
Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same as the effect of convertible notes, stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The following antidilutive common stock equivalents were excluded from the computation of diluted earnings as of December 31:

	2006	2005
Warrants outstanding	19,434,953	20,289,643
Conversion option on notes payable	400,000	-
Conversion option on deferred compensation	2,600,000	-

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

In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

On November 15, 2005, the Company entered into an Amendment to the Convertible Promissory Note (the “Amended Note”). The Amended Note provided for a waiver of the default until December 31, 2005. In consideration of the waiver, the Company agreed to pay to Tryant the sum of $1,000 per day commencing October 15, 2005, up to a cap of $30,000, in addition to the principal amount due under the Note Agreement plus accrued interest, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. On December 31, 2005, the Company further defaulted on the Note Agreement by failing to make the scheduled principal payment of $50,000 required under the Note Agreement. As a result, the remaining 444,444 warrant shares became vested and immediately exercisable. As of December 31, 2006, Tryant has not exercised its warrant as to the 444,444 shares of the Company’s common stock.

In connection with the issuance of the convertible promissory note, the Company recorded a debt discount of $225,000 related to the fair value of the warrant and the beneficial conversion feature of the note. As a result of the defaults noted above, the Company amortized the entire debt discount immediately.

Effective March 23, 2006, the Company entered into Amendment No. 2 to the Note. Pursuant to the amendment, the Company is required to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) April 30, 2006. Such registration statement shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis. The Company has not yet met the registration requirements as of December 31, 2006 and has recorded $303,541 in interest expense and registration rights obligation related to the value of the registerable securities. In addition, the Amended Note provided that if the Company fails to deliver certificates evidencing shares of common stock which Tryant converts pursuant to the Note Agreement or evidencing shares issuable upon exercise of the warrant, for each day that such delivery is not made, the Company shall pay to Tryant $100 for every $1,000 in value of the converted or exercised shares, as applicable, based on the conversion rate of $0.50 per share.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

On April 30, 2006, the Company entered into Amendment No. 3 to the Convertible Promissory Note (the “Third Amended Note’). The Third Amended Note requires, among other things, for the Company to make a payment of $120,000 not later than May 16, 2006, with additional minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amount owed pursuant to the Note Agreement are paid in full. The Company paid $120,000 on May 12, 2006 and has made subsequent payments of $10,000 each bringing the outstanding balance on the note to $45,000 as of December 31, 2006. The Third Amended Note also provides that in the event the Company receives capital in excess of $750,000 in one transaction, the Company shall pay the entire outstanding balance of the Note within five days of its receipt of funding.

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

On October 19, 2006, the Company acquired from a third party ten gross acres of undeveloped real property located in Apple Valley, California in exchange for a $155,000 first trust deed and 300,000 shares of restricted common stock valued at $95,000 or $0.32 per share. The Company acquired this land for investment purposes.

On November 21, 2006, the Company issued a promissory note in the amount of $100,000 secured by the property located in Apple Valley, California. Interest will accrue on the principal at a rate of 12% per annum and become due and payable on February 19, 2007 the maturity date of the note.

During the three months ended December 31, 2006, the Company issued an aggregate of $55,000 in unsecured notes payables to related parties. In connection with these note issuances, the Company issued a total of 150,000 warrants to purchase common shares at an exercise price of $0.25. The warrants vest immediately and were valued using the Black-Scholes valuation model using the assumptions listed in Note 4 below. In connection with these warrants, the Company recorded a debt discount of $24,726 which was amortized entirely to interest expense during the quarter ended December 31, 2006.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Related party notes payable consist of the following at December 31, 2006:

10% unsecured notes outstanding to chief executive officer, issued from May 12, 2005 through February 7, 2006; matures March 31, 2006	$ 106,792
14% secured note outstanding to chief executive officer, issued November 5, 2003; matures March 31, 2006; secured by various office furniture and equipment	19,952
10% unsecured convertible note payable to stockholder, issued August 12, 2005, matured December 31, 2005; shares underlying the note have registration rights that accrue penalties as defined, currently accruing approximately $9,200 per month, until underlying shares are registered or the note is paid off.	45,000
10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005; matures March 31, 2006	31,000
10% unsecured notes payable to a company director; issued on November 9, 2005; matures March 31, 2006	150,000
10% unsecured notes payable to company controlled by company director; issued from December 29, 2005 through June 16, 2006; matures March 31, 2006	435,000
Related party notes payable	$ 787,744

Notes payable to third parties consist of the following at December 31, 2006:
19% secured First Deed of Trust; issued October 19, 2006; matures October 19, 2021	$ 154,122
12% secured notes payable; issued November 21, 2006; matures February 19, 2007	100,000
5% secured promissory note for accounting services, principal monthly payment of $5,000 plus interest, secured by 133,333 registered shares of common stock.	47,000
Less unamortized discount	(0)
Notes payable, net	$ 301,122

Total interest expense accrued on related party notes payable was $22,941 and $45,162 and for the quarters ended December 31, 2006 and 2005, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On August 10, 2006, the Chief Executive Officer converted a total of $8,572 in unsecured notes payable and accrued interest into 14,286 shares of common stock.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

On October 11, 2006, the Company issued 125,000 shares of common stock at $0.40 per share and 62,500 warrants to purchase common stock to a director.

On November 17, 2006, a stockholder converted a $10,000 cash advance into 25,000 shares of common stock at $0.40 per share. An additional $10,000 cash advance was converted into 25,000 shares of common stock at $0.40 per share.

On November 20, 2006, the company issued 5,000 shares of common stock for accounting services rendered, resulting in $1,500 in accounting expense.

On December 1, 2006, a prior director of the company exercised a warrant resulting in the issuance 44,222 shares of common stock.

On December 21, 2006 certain related parties exercised warrants by converting a total of $12,557 in debt and accrued interest into 125,570 shares of common stock.

During the three month period ended December 31, 2006, the Company issued an aggregate of 575,000 shares of common stock at $0.40 per share and 287,500 warrants to purchase common stock for $230,000 in cash.

As of December 31, 2006, certain related parties converted $170,534 of debt and accrued interest into an aggregate of 426,336 shares of common stock at $0.40 per share and 213,168 warrants to purchase common stock. An additional $ 153,998 in debt and accrued interest was converted into an aggregate of 384,995 shares of common stock at $0.40 per share and 192,496 warrants to purchase common stock.

Warrants
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations beginning April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted during the quarter ended December 31, 2006, expenses are amortized under the straight-line method. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the three month period ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

In our pro forma information required under SFAS 123 for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the periods ended December 31, 2006 was comprised of the following:

	Three Months Ended	Six Months Ended
	December 31, 2006	December 31, 2006
Selling, general and administrative	$1,549,066	$2,524,104

Share-based compensation expense before taxes	$1,549,066	$2,524,104

Related income tax benefits	$-	$-
Share-based compensation expense	$1,549,066	$2,524,104

Net share-based compensation expense per basic and diluted common share	0.03	0.05

Share-based compensation expense recognized under SFAS 123(R) for the six months ended December 31, 2006 included $2,524,104 from the issuance of stock warrants. Since the Company had a net operating loss carryforward as of December 31, 2006, it did not recognize excess tax benefits for the tax deductions related to share-based awards in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock warrants exercised during the six months ended December 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense was not recognized during the six months ended December 31, 2005. As of December 31, 2006, there is $1,608,664 of unrecognized compensation costs related to non-vested awards of which $176,849 will be recognized over the next three months and the remaining $1,431,815 to be recognized over two and half years.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have term of five years and vest over three years. At the present time, we intend to issue new common shares upon the exercise of stock warrants.
The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of warrants granted is based on analyses of historical employee termination rates and warrant exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the three months period ended December 31, were as follows:

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

	2006	2005
Expected volatility	284%	50%
Average expected term in years	3.0	3.0
Risk-free interest rate	4.625% - 5.125%	4.50%
Expected dividend yield	0%	0%

A summary of warrant activity as of December 31, 2006 and changes during the three and six month period then ended is presented below.

	Number of Warrants with Post-Merger Conversion Applied	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2006	16,798,114	$0.25
Granted	3,927,502	0.45
Cancelled	(674,060)	0.27
Exercised	-	-
Warrants outstanding, September 30, 2006	20,051,556	$0.29
Granted	4,460,249	0.37
Cancelled	(4,092,415)	(0.10)
Exercised	(1,004,437)	0.00
Warrants outstanding, December 31, 2006	19,414,953	$0.30

The following table summarizes information about warrants outstanding at December 31, 2006:

Exercise Price	Number of Warrants O/S	Number of Warrants Exercisable	Wtd Avg Remaining Contractual Life (Years)
$0.01-$0.10	10,349,446	10,119,446	2.424
$0.17-$0.35	4,919,161	4,206,698	2.579
$0.40-$0.60	2,309,443	1,303,945	1.484
$1.20-$1.50	1,836,903	1,086,903	2.777
TOTALS	19,414,953	16,716,991

At December 31, 2006, the aggregate intrinsic value was negative $1,801,047 on outstanding options and negative $717,992 on exercisable options. The weighted average grant-date fair values of warrants granted during the quarters ended December 31, 2006 and 2005 were $0.37 and $0.28 per share, respectively. The intrinsic value of options exercised during the quarter ended December 31, 2006 was $1,282.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Prior to the adoption to SFAS No 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on second quarter 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:0

	Three months ended December 31, 2006	Six months ended December 31, 2006
Net loss , as reported	$(352,289)	(2,029,581)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards	3,150	6,300

Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(7,158)	(14,316)

Pro forma net loss	$(356,297)	(2,037,597)

Net loss per share, basic and diluted, as reported	$(0.01)	(0.06)

Pro forma net loss per share, basic and diluted	$(0.01)	(0.06)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company had $89,727 in accounts payables to officers, directors, and stockholders.

Index
flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

During the three month period ended December 31, 2006, the Chief Executive Officer rented the company an airplane totaling $2,744 in expenses.

NOTE 7 - SUBSEQUENT EVENTS

On January 8, 2007, the company issued 75,000 shares of common stock and 37,500 warrants to purchase common stock at $0.40 per share for $30,000 in cash. The warrants have a term of twelve months.

On January 31, 2007, the Company granted to two directors warrants to purchase a total of 990,000 shares of the Company’s common stock. The warrants will vest over 3 years and have an exercise price of $0.165 per share.

On February 1, the Company issued an unsecured promissory note in the amount of $8,200 to the President. Interest will accrue on the principal at a rate of 10% per annum and become due and payable on February 28, 2007 the maturity date of the note.

On February 1, 2007, the Company issued a convertible promissory note in the amount of $50,000 and a warrant to purchase 31,250 at $0.40 per share to a Director. Interest will accrue on the principal balance of the note at a rate of 10% per annum and become due or convertible on January 31, 2010.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of flexSCAN should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Although we have been able to raise additional working capital through private placement offerings of our common stock and through the issuance of certain debt securities, we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments. In addition, we may continue to generate insufficient revenues from our operations to cover our cash operating expenses. As a result, we may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance. We disclaim any obligation to update forward-looking statements contained in this Quarterly Report.

Readers should carefully review the risk factors described in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006, and in other documents we file from time to time with the Securities and Exchange Commission. Our filings with the Securities and Exchange Commission, including our Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available at www.sec.gov.

Index

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

We have a limited operating history and as a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. The market for wellness programs is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: timing and market acceptance, introduction of competitive services, price and customer’s interest in incorporating mywellness360 into its suite of employee benefits. For additional uncertainties and risks that may affect our business please see the section entitled "Factors That May Affect Future Results" in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Index

Allowance for Doubtful Accounts. We do not maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments as the company has not experienced any material losses through December 31, 2006. The allowance for doubtful accounts, when necessary, will be based on specific identification of customer accounts and a best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of receivables at least quarterly. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance may be required. The differences could be material and could significantly impact cash flows from operating activities.

Deferred Taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of the deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of net deferred tax assets. Such realization could positively impact operating results and cash flows from operating activities.

Revenue Recognition. Our pre-symptomatic disease screening services (“mywellness360 plan”) revenue is generally recognized when the service is provided. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to fiscal year end. Revenue will be recognized under the new wellness360 model when an advertising message has been inserted and delivered to the end user in either print or an online format.

From time to time, we have acted in a manner similar to a medical equipment lease broker. As a broker, we earn a commission or fee for medical equipment leases referred to third parties on a non-recourse basis. The commission or fee is earned upon funding of the lease by the third party. The commission is recorded net of any related expenses and is included in equipment financing income, net.

Derivative Instruments. From time to time, We issue debt securities that contain features, including registration rights, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the debt agreements, we may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we record non-operating, non-cash income.

Results of Operations

Three Months Ended Decemeber 31, 2006 and 2005

Sales for the quarter ended December 31, 2006 and 2005 were $39,824 and $21,326, respectively. The increase of $18,498 resulted from our gaining access to a mobile CT scanning facility and scanning the remaining myWellness360 members. As of June 30, 2006, we changed our revenue model from the sale of pre-symptomatic disease screening services to the sale of highly targeted advertisements, surveys, questionnaires, educational materials, and offers. We anticipate recognizing revenue under the new revenue model by the fiscal year end June 30, 2007.

Index

Cost of sales increased to $15,783 during the quarter ended December 31, 2006 from $2,367 for the same period in 2005. This increase of $13,416 is primarily due to the increase in myWellness360 pre-symptomatic disease screening services for the quarter.

Selling, general and administrative expenses increased to $1,922,409 during the quarter ended December 31, 2006 from $624,975 for the same period in 2005. This increase is primarily attributable to a significant increase in accounting for stock-based compensation to employees and consultants for services rendered during the period.

Interest expense for the quarter ended December 31, 2006 was $116,294, and interest expense for the quarter ended December 31, 2005 was $45,162. The increase of $71,132 was primarily due to the amortization of debt discount related to fair value of warrants totaling $24,726 issued in connection with new notes payable and interest expense related to notes outstanding and capital leases.

Net loss for the quarters ended December 31, 2006 and 2005 were $2,013,240 and $352,289, respectively. The increase in net loss is primarily due to an increase in interest expense and selling, general, and administrative expenses related to stock-based compensation expense to employees for the quarter ended December 31, 2006.

Six Months Ended December 31, 2006 and 2005

Sales for the six months ended December 31, 2006 and 2005 were $40,768 and $43,150, respectively. The decrease of $2,382 resulted from our scanning fewer myWellness360 members for the period.

Cost of sales increased to $20,720 during the six months ended December 31, 2006 from $15,169 for the same period in 2005. This increase of $5,551 is primarily due to the increase in radiological fees relating to the interpretation of screening services.

Selling, general and administrative expenses increased to $3,447,166 during the six month period ended December 31, 2006 from $1,979,741 for the same period in 2005. This increase is primarily attributable to a significant increase in the non-cash expenses for stock-based compensation to employees and consultants for services rendered during the period.

Interest expense for the six months ended December 31, 2006 was $508,181, and interest expense for the six months ended December 31, 2005 was $376,710. The increase of $131,471 was primarily due to the amortization of debt discount related to fair value of warrants issued in connection with new notes payable and interest expense related to notes outstanding and capital leases.

Net loss for the six months ended December 31, 2006 and 2005 were $33,9333,878 and $2,029,581, respectively. The increase in net loss is primarily due to an increase in interest expense and selling, general, and administrative expenses related to stock-based compensation expense to employees for the six months ended December 31, 2006.

Index

Liquidity and Capital Resources

During the three months ended December 31, 2006, we issued an aggregate of $55,000 in unsecured notes payable of which $55,000 was used for working capital purposes. We issued 150,000 warrants to purchase common stock at $0.25 per share in connection with notes issued for working capital purposes.

During the three months ended December 31, 2006, flexSCAN issued an aggregate of $255,000 in notes payable secured by land of which $100,000 was used for working capital purposes. The Company intends to sell the land held for investment purposes to pay off the notes payable of $255,000.

During the three months ended December 31, 2006, we issued an aggregate of 700,000 shares of common stock for $280,000 in cash; 811,331 shares of common stock upon conversion of $324,532 in debt and accrued interest, 50,000 shares of common stock in upon conversion of $20,000 in cash advances, 169,792 shares of common stock upon exercise of warrants, and 5,000 in common stock for payment of accounting services rendered.

At December 31, 2006, we had total assets of $427,468 compared to total assets of $426,574 at September 30, 2006. The increase was primarily due to the increase in accounts receivable and prepaids, offset by a decrease in net fixed assets due to depreciation as of December 31, 2006.

Accounts receivable was $13,572 at December 31, 2006 as compared to accounts receivable of $8,005 at September 30, 2006. The increase in accounts receivable is due to slower collection of receivables from delivery of myWellness360 services.

Net fixed assets totaled $110,827 at December 31, 2006 compared to $117,832 at September 30, 2006 a decrease of $7,005 (6%) The decrease in net fixed assets is primarily attributable to depreciation.

Total liabilities at December 31, 2006 were $2,570,946, a decrease of $179,602 (7%) from the $2,750,548 at September 30, 2006. Accounts payable and accrued expenses were $598,164 at December 31, 2006, an increase of $23,707 (4%) from the $574,457 at September 30, 2006. The increase is primarily due to a slower payment of expenses, and an increase in accrued vacation. Deferred compensation totaled $453,877; an increase of $28,315 compared to $425,562 at September 30, 2006 and is primarily related to the deferment of one and a half months of salary for the Chief Executive Officer. We have made progress toward the reduction of liabilities during the current fiscal year. As of June 30, 2006 the Board of Directors granted the option to convert $260,000 of deferred compensation into equity for the Chief Executive Officer. As of December 31, 2006, we have converted $337,089 in notes payable and accrued interest into equity. It is our intention to continue this effort toward the reduction of liabilities by selling land held for investment purposes, converting additional deferred compensation, notes payable, and accrued interest into equity, and eliminating the registration rights obligation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of flexSCAN as a going concern. We have not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $3,933,878 during the six month period ended December 31, 2006. Also, we hav a cash balance of $115, a working capital deficit of $2,325,908 and a stockholders’ deficit of $2,143,478 at December 31, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Index

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product distribution and sales; technological advances and our ability to establish collaborative arrangements with potential distribution and service relationships to expand flexSCAN’s market reach. Our capital resources will be focused primarily on the marketing of the wellness360 program. Currently our existing capital resources are insufficient to fund operations for the next 12 months. We are currently working to raise additional capital to subsidize operations until such time as we are able to achieve breakeven operations.

To date, our sources of cash have been primarily limited to the sale of equity securities and the sale of myWellness360 services. We cannot guarantee that sales will increase adequately to sustain operations in the near term, or that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our products and or services.

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
As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of period covered by this report, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

We are committed to improving our financial organization. However, we do not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies heavily on outside advisors.

Our inability to independently prepare our financial reports to the standards of Generally Accepted Accounting Principals (“GAAP”) and the rules and Regulations of the Securities and Exchange Commission rise to the level of a material weakness in internal control.

We intend to promptly remediate this deficiency as we generate positive cash flow by:

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 11, 2006, four separate investors, one of whom is a current director of flexSCAN, purchased 375,000 shares of common stock at $0.40 per share for $150,000 in cash. Each of the investors certified to flexSCAN that they are “accredited investors”, as that term is defined pursuant to Rule 501 of Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance of these securities was not conducted through a public solicitation of potential investors. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On October 13, 2006, the Chief Financial Officer converted $20,671 in debt and accrued interest into 51,677 shares of common stock. The original issuance of the debt instrument was exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On October 26, 2006, a note holder converted $51,677 in debt and accrued interest into 129,193 shares of common stock. Upon the original issuance of the debt instrument the note holder certified to the Company that he was an “accredited investor”, as that term is defined pursuant to Rule 501 of Regulation D. The issuance of these securities was not conducted through a public solicitation of potential investors. The original issuance of the debt instrument was exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

Index

On October 31, 2006, the President converted $51,677 in debt and accrued interest into 129,193 shares of common stock. The original issuance of the debt instrument was exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On November 3, 2006, a note holder converted $51,677 in debt and accrued interest into 129,193 shares of common stock. Upon the original issuance of the debt instrument the note holder certified to the Company that he was an “accredited investor”, as that term is defined pursuant to Rule 501 of Regulation D. The issuance of these securities was not conducted through a public solicitation of potential investors. The original issuance of the debt instrument was exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On November 9, 2006, an investor purchased 75,000 shares of common stock for $30,000 in cash. The investor certified to flexSCAN that it is an “accredited investor”, as that term is defined pursuant to Rule 501 of Regulation D. The issuance of these securities was not conducted through a public solicitation of potential investors. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On November 17, 2006, a note holder converted $50,644 in debt and accrued interest into 126,609 shares of common stock. Upon the original issuance of the debt instrument the note holder certified to the Company that it was an “accredited investor”, as that term is defined pursuant to Rule 501 of Regulation D. The issuance of these securities was not conducted through a public solicitation of potential investors. The original issuance of the debt instrument was exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On November 17, 2006 a shareholder converted $10,000 in cash advances into 25,000 shares of common stock.

On November 17, 2006, an investor converted an additional $10,000 in cash advances into 25,000 shares of common stock. The investor certified to flexSCAN that it is an “accredited investor”, as that term is defined pursuant to Rule 501 of Regulation D. The issuance of these securities was not conducted through a public solicitation of potential investors. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On November 18, 2006, a member of the board of directors and a separate shareholder converted a total of $98,186 in debt and accrued interest into 245,466 shares of common stock.

On November 20, 2006, the company issued a consultant 5,000 shares of common stock in exchange for accounting services. The shares of our common stock sold in this transaction are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

Index

On December 1, 2006, a former board member executed a cashless exercise of an outstanding warrant and received 44,222 shares of common stock.

On December 4, 2006 an investor purchased 62,500 shares of common stock for $25,000 in cash.

On December 12, 2006, two separate investors purchased a total of 125,000 shares of common stock for $50,000 in cash. Each of the investors certified to flexSCAN that they are “accredited investors”, as that term is defined pursuant to Rule 501 of Regulation D (“Regulation D”) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance of these securities was not conducted through a public solicitation of potential investors. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On December 16, 2006, an investor purchased 62,500 shares of common stock for $25,000 in cash. The investor certified to flexSCAN that it is an “accredited investor”, as that term is defined pursuant to Rule 501 of Regulation D. The issuance of these securities was not conducted through a public solicitation of potential investors. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On December 19, 2006, the Vice President of Operation used $10,463 in debt and accrued interest to exercise an outstanding warrant resulting in 104,630 shares of common stock.

On December 21, 2006, and employee of flexSCAN and an investor used a total of $2,094 in debt and accrued interest to exercise an outstanding warrant resulting in 20,940 shares of common stock.

Item 3.	Defaults Upon Senior Securities

As of March 31, 2006 we were in default under the Amended Note to Tryant Capital, LLC (“Tryant”), a principal stockholder of flexSCAN. On April 30, 2006 we entered into Amendment No. 3 (the "Amendment") to the Convertible Promissory Note (the "Note") dated August 12, 2005 made in favor of Tryant under which we were in default. The Amendment provided for payment of a minimum of $120,000 (the "Minimum Payment") within five business days of flexSCAN’s receipt of its next traunche of financing or, in any event, not later than May 16, 2006, with minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amounts owed pursuant to the Note are paid in full. If flexSCAN receives capital in excess of $750,000, in one transaction, we have agreed to pay the entire balance owed pursuant to the Note within five (5) days of its receipt of such funding. Pursuant to the Amendment, if flexSCAN failed to make the Minimum Payment on or before May 16, 2006, we would use our best efforts to cause the rescission of the reverse merger between flexSCAN, and its operating subsidiary, flexPlus, Inc., on or before July 15, 2006. In addition, the Amendment provided for the amendment of the Lock-Up/Leak-Out and Registration Rights Agreement, between the parties, dated August 12, 2005, to allow for sales of our common stock by Tryant on a cumulative basis. On May 12, 2006 we issued a check in the amount of the Minimum Payment satisfying the initial terms of the Amendment. We have made all required payments for the quarter ended December 31, 2006.

Index

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

flexSCAN, Inc.
(Registrant)

Date: February 20, 2007	By: /s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date: February 20, 2007	By: /s/ Francis X. Pisano
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