Form 10QSB/A
period 2006-12-31
flexSCAN, Inc.
filed 2007-02-22
CIK 216593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

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
As of January 24, 2007, the registrant had 49,989,193 shares of common stock, par value $0.001, outstanding.

Explanatory Note

We are filing this Amendment to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission (SEC) on February 20, 2007, to correct certain typographical errors contained in the footnotes to the final statements.

Other than the change referred to above, all other information included in the above described Form 10-QSB remains unchanged. This amendment does not reflect events occurring after the filing of such Form 10-QSB and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above.

FLEXSCAN, INC.

Index

PART I -- FINANCIAL INFORMATION

Item 1.Financial Statements
flexSCAN, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2006
Assets
Current Assets
Cash	$115
Accounts receivable
Billed	13,572
Unbilled	-
13,572
Prepaid expenses and other	7,925
Total current assets	21,612
Fixed assets, net	110,827
Land held for investment	251,358
Deposits, net	42,266
Intangibles, net	1,405

$427,468
Liabilities and Stockholder's Deficit
Liabilities
Accounts payable	$461,166
Accrued expenses	136,997
Deferred compensation	453,877
Registration rights obligation	303,542
Current portion of related party notes payable	787,744
Short-term notes payable	147,000
Current portion of long term notes payable	5,472
Current portion of deferred rent	21,722
Current portion of capital lease obligations	30,000
Total current liabilities	2,347,520

Long term notes payable, net of current portion	148,650
Deferred rent, net of current portion	43,656
Capital lease obligations, net of current portion	31,120
2,570,946

Commitments and contingencies	-

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 49,989,193 shares issued and outstanding	49,990
Additional paid in capital	19,368,256
Accumulated deficit	(21,561,724)

Total Stockholders' Deficit	(2,143,478)

$427,468

The accompanying notes are an integral part of these consolidated financial statements.

Index

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Sales	$39,824	$21,326	$40,768	$43,150
Cost of sales	15,783	2,367	20,721	15,169

Gross profit	24,041	18,959	20,047	27,981

Selling general and administrative	1,922,409	624,975	3,447,166	1,979,741

Loss from operations	(1,898,368)	(606,016)	(3,427,119)	(1,951,760)

Other income (expense)
Interest expense	(116,294)	(45,162)	(508,181)	(376,710)
Other Income	-	10,000	-	10,000
Interest income	1,500		1,500
Derivative valuation gain	-	288,889	-	288,889
Other Expense	(78)	-	(78)	-

Total other income (expense)	(114,872)	253,727	(506,759)	(77,821)

Loss before income taxes	(2,013,240)	(352,289)	(3,933,878)	(2,029,581)

Income tax expense	-	-	-	-

Net loss	$(2,013,240)	$(352,289)	$(3,933,878)	$(2,029,581)

Basic and diluted loss per share:
Loss per common share	$(0.04)	$(0.01)	$(0.08)	$(0.06)
Weighted average shares outstanding:	49,206,354	38,229,306	48,729,712	36,414,077

The accompanying notes are an integral part of these consolidated financial statements

Index

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED
	2006	2005
Cash from operating activities
Net loss	$(3,933,878)	$(2,029,581)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	23,496	19,959
Amortization of debt discount	321,049	310,756
Acquisition costs expensed - financed with note payable	-	225,000
Estimated fair value of common stock issued for services	7,500	42,500
Estimated fair value of common stock issued to employees	95,000	-
Estimated fair value of warrants issued for services	621,681	104,396
Estimated fair value of warrants issued to employees	1,883,778	6,300
Estimated gain on derivatives	-	(288,889)
Changes in operating assets and liabilities
Accounts receivable, net	3,984	95,870
Prepaid expenses and other assets	3,739	22,909
Accounts payable	85,333	76,230
Accrued expenses and deferred	29,527	108,856
Registration rights obligation	114,584	-
Net cash flows from operating activities	(744,207)	(1,305,694)

Cash from investing activities
Purchases of fixed assets	(5,292)	(2,119)
Net cash flows from investing activities	(5,292)	(2,119)

Cash from financing activities
Proceeds for issuing common stock	374,000	-
Proceeds from exercise of common stock warrants	-	91,156
Additional loan obligations	342,642	1,276,000
Repayment of notes	(117,153)	(46,963)
Repayment of capital lease obligations	(2,173)	(8,065)
Net cash flows from financing activities	597,316	1,312,128

Net change in cash for the year	(152,183)	4,315
Cash, beginning of year	152,298	7,362

Cash, end of year	$115	$11,677

Supplemental disclosures:
Cash paid for interest	$4,739	$2,878
Cash paid for income taxes	-	-
Non-cash investing and financing activities
Fixed assets received in exchange for notes receivable	-	15,000
Debt discount recorded for warrants and beneficial conversions	146,628	225,000
Debt and accrued interest converted to common shares	345,661	1,178,788
Reclassification of fair value of derivative liability from additional paid in capital	-	440,000
Purchase of land in exchange for 300,000 common shares and a note payable	251,358	-

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 3 - FINANCING TRANSACTIONS

Convertible Promissory Note

On August 12, 2005, the Company issued a convertible promissory note (the “Note Agreement”) to Tryant in the principal amount of $225,000. Pursuant to the terms of the Note Agreement, a principal payment of $175,000 was due on September 30, 2005 and the remaining balance was due on December 31, 2005. The note is non-interest bearing. In the event of default, interest will accrue on the entire unpaid balance of the note thereafter at a rate of 10% per annum until paid. The terms of the Note Agreement also provide Tryant the right to convert the unpaid principal and interest of the note into shares of the Company’s common stock at a conversion rate of $0.1125 per share. In addition, the Company issued a warrant to Tryant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant will vest as to 1,555,556 shares of common stock in the event the Company does not make a timely payment of $175,000 by September 30, 2005 pursuant to the terms of the Note Agreement. The remaining 444,444 shares will vest in the event the Company does not make a timely payment of $50,000 by December 31, 2005 pursuant to the Note Agreement. The warrant is exercisable until the earlier of (i) repayment of the note or (ii) August 12, 2008. On September 30, 2005, the Company defaulted on the Note Agreement by failing to make the scheduled principal payment of $175,000 required under the Note Agreement. As a result, the 1,555,556 warrant shares became fully vested and on October 24, 2005, Tryant exercised its warrant as to the 1,555,556 shares of the Company’s common stock at an exercise price of $0.01 per share for an aggregate of $15,556.

On November 15, 2005, the Company entered into an Amendment to the Note Agreement (the “First Amended Note”). The First Amended Note provided for a waiver of the default until December 31, 2005. In consideration of the waiver, the Company agreed to pay to Tryant the sum of $1,000 per day commencing October 15, 2005, up to a cap of $30,000, in addition to the principal amount due under the First Amended Note plus accrued interest, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. On December 31, 2005, the Company further defaulted on the First Amended Note by failing to make the scheduled principal payment of $50,000 required under the Note Agreement. As a result, the remaining 444,444 warrant shares became vested and immediately exercisable. As of December 31, 2006, Tryant has not exercised its warrant as to the 444,444 shares of the Company’s common stock.

In connection with the issuance of the Note Agreement, the Company recorded a debt discount of $225,000 related to the fair value of the warrant and the beneficial conversion feature of the note. As a result of the defaults noted above, the Company amortized the entire debt discount immediately.

Effective March 23, 2006, the Company entered into Amendment No. 2 to the Note Agreement (the “Second Amended Note”). Pursuant to the amendment, the Company is required to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) April 30, 2006. Such registration statement shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Second Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis. The Company has not yet met the registration requirements as of December 31, 2006 and has recorded $303,541 in interest expense and registration rights obligation related to the value of the registerable securities. In addition, the Second Amended Note provided that if the Company fails to deliver certificates evidencing shares of common stock which Tryant converts pursuant to the Note Agreement or evidencing shares issuable upon exercise of the warrant, for each day that such delivery is not made, the Company shall pay to Tryant $100 for every $1,000 in value of the converted or exercised shares, as applicable, based on the conversion rate of $0.50 per share.

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

On April 30, 2006, the Company entered into Amendment No. 3 to the Convertible Promissory Note (the “Third Amended Note’). The Third Amended Note requires, among other things, for the Company to make a payment of $120,000 not later than May 16, 2006, with additional minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amount owed pursuant to the Third Amended Note are paid in full. The Company paid $120,000 on May 12, 2006 and has made subsequent payments of $10,000 each bringing the outstanding balance on the note to $45,000 as of December 31, 2006. The Third Amended Note also provides that in the event the Company receives capital in excess of $750,000 in one transaction, the Company shall pay the entire outstanding balance of the Note within five days of its receipt of funding.

Unsecured Notes Payable to Related Parties

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

On September 29, 2006, the Company acquired a ten acres parcel of undeveloped real property located in Apple Valley, California from an unrelated third party in exchange for a $155,000 first trust deed and 300,000 shares of restricted common stock valued at $95,000 or $0.3166 per share. The Company acquired this land for investment purposes and has recorded the asset at its cost of $251,358.

On November 21, 2006, the Company refinanced its land investments and took out a second promissory note in the amount of $100,000 secured by the property located in Apple Valley, California. The Company used the $100,000 in gross proceeds for working capital purposes. Interest will accrue on the principal at a rate of 12% per annum and become due and payable on February 19, 2007 the maturity date of the note.

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

On September 29, 2006, the Company acquired from a third party ten gross acres of undeveloped real property located in Apple Valley, California in exchange for a $155,000 first trust deed and 300,000 shares of restricted common stock valued at $95,000 or $0.3166 per share. The Company acquired this land for investment purpose.

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

On December 1, 2006, a prior director of the Company exercised a warrant at $0.171 per share on a cashless basis. The market price on the date of exercise was $0.18 per share resulting in the issuance 44,222 shares of common stock.

On December 21, 2006 certain related parties exercised warrants at $0.10 per share by converting a total of $12,557 in debt and accrued interest into 125,570 shares of common stock.

During the three month period ended December 31, 2006, the Company issued an aggregate of 575,000 shares of common stock at $0.40 per share and 287,500 warrants to purchase common stock for $230,000 in cash.

As of December 31, 2006, certain related parties converted $170,534 of debt and accrued interest into an aggregate of 426,336 shares of common stock at $0.40 per share and 213,168 warrants to purchase common stock. An additional $ 153,998 in debt and accrued interest was converted by unrelated parties into an aggregate of 384,995 shares of common stock at $0.40 per share and 192,496 warrants to purchase common stock.

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

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the periods ended December 31, 2006 was comprised of the following:

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006
Selling, general and administrative	$1,549,066	$2,524,104

Share-based compensation expense before taxes	$1,549,066	$2,524,104

Related income tax benefits	$-	$-
Share-based compensation expense	$1,549,066	$2,524,104

Net share-based compensation expense per basic and diluted common share	0.03	0.05

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

	2006	2005
Expected volatility	284%	50%
Average expected term in years	3.0	3.0
Risk-free interest rate	4.625% - 5.125%	4.50%
Expected dividend yield	0%	0%

A summary of warrant activity as of December 31, 2006 and changes during the three and six month period then ended is presented below.

	Number of Warrants with Post-Merger Conversion Applied	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2006	16,798,114	$0.25
Granted	3,927,502	0.45
Cancelled	(674,060)	0.27
Exercised	-	-
Warrants outstanding, September 30, 2006	20,051,556	$0.30
Granted	4,460,249	0.29
Cancelled	(4,092,415)	(0.15)
Exercised	(1,004,437)	(0.01)
Warrants outstanding, December 31, 2006	19,414,953	$0.30

Index

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The following table summarizes information about warrants outstanding at December 31, 2006:

Exercise Price	Number of Warrants O/S	Number of Warrants Exercisable	Wtd Avg Remaining Contractual Life (Years)
$0.01-$0.10	10,349,446	10,119,446	2.424
$0.17-$0.35	4,919,161	4,206,698	2.579
$0.40-$0.60	2,309,443	1,303,945	1.484
$1.20-$1.50	1,836,903	1,086,903	2.777
TOTALS	19,414,953	16,716,992

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

Prior to the adoption to SFAS No 123R, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:0

	Three months ended December 31, 2005	Six months ended December 31, 2005
Net loss , as reported	$(352,289)	(2,029,581)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards	3,150	6,300
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(7,158)	(14,316)

Pro forma net loss	$(356,297)	(2,037,597)

Net loss per share, basic and diluted, as reported	$(0.01)	(0.06)

Pro forma net loss per share, basic and diluted	$(0.01)	(0.06)

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

NOTE 7 - SUBSEQUENT EVENTS

On January 8, 2007, the Company issued 75,000 shares of common stock and 37,500 warrants to purchase common stock at $0.40 per share for $30,000 in cash. The warrants have a term of twelve months and an exercise price of $0.40 per share.

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

On February 1, 2007, the Company issued a convertible promissory note in the amount of $50,000 and a warrant to purchase 31,250 shares of common stock at $0.40 per share to a Director. Interest will accrue on the principal balance of the note at a rate of 10% per annum and become due or convertible on January 31, 2010.

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

Index

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

Index

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

During the six months ended December 31, 2006, flexSCAN issued an aggregate of $255,000 in notes payable secured by land of which $100,000 was used for working capital purposes. The Company intends to sell the land held for investment purposes to pay off the notes payable of $255,000.

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

Total liabilities at December 31, 2006 were $2,570,946, a decrease of $179,602 (7%) from the $2,750,548 at September 30, 2006. Accounts payable and accrued expenses were $598,163 at December 31, 2006, an increase of $23,707 (4%) from the $574,457 at September 30, 2006. The increase is primarily due to a slower payment of expenses, and an increase in accrued vacation. Deferred compensation totaled $453,877; an increase of $28,315 compared to $425,562 at September 30, 2006 and is primarily related to the deferment of one and a half months of salary for the Chief Executive Officer. We have made progress toward the reduction of liabilities during the current fiscal year. As of June 30, 2006 the Board of Directors granted the option to convert $260,000 of deferred compensation into equity for the Chief Executive Officer. As of December 31, 2006, we have converted $337,089 in notes payable and accrued interest into equity. It is our intention to continue this effort toward the reduction of liabilities by selling land held for investment purposes, converting additional deferred compensation, notes payable, and accrued interest into equity, and eliminating the registration rights obligation.

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

(i)	acquiring the appropriate level of internal financial support

Index

(ii)	access current development training programs for financial employees and
(iii)	provide financial employees with adequate technical resources to research financial accounting and reporting requirements.
(iiii)	implementing more structured financial controls and reporting.

We currently believe we will need to take additional steps to remediate the above referenced material weaknesses, and we will continue to evaluate the effectiveness of our design on an ongoing basis, and will take further action as appropriate We are implementing a better system of controls and review process by our management to avoid similar problems in the future. This is being accomplished by a periodic review of our day to day financial entries by management to avoid any improper entries or issues that need to be resolved in accordance with proper GAAP accounting.

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