Form 10QSB
period 2007-03-31
flexSCAN, Inc.
filed 2007-05-21
CIK 216593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-09283

flexSCAN, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8085447
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27201 Puerta Real, Suite 350, Mission Viejo, CA 92691
(Address of principal executive offices)

(949) 609-1966
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

☒ Yes ❒ No
Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)
❒Yes  ☒ No

As of May 15, 2007, the registrant had 60,264,193 shares of common stock, par value $0.001, outstanding.

Traditional Small Business Disclosure format: Yes ❒ No ☒

FLEXSCAN, INC.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
flexSCAN, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2007
Assets
Current Assets
Cash	$115
Accounts receivable	4,260
Prepaid expenses and other	7,926
Total current assets	12,301

Fixed assets, net	99,618
Land held for investment	251,358
Deposits, net	42,266
Intangibles, net	702

$406,245
Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable	$535,013
Accrued expenses	190,736
Deferred compensation	561,063
Registration rights obligation	360,833
Current portion of related party notes	822,662
Short term notes	147,000
Current portion of long term notes	5,358
Current portion of deferred rent	23,272
Current portion of capital lease obligations	30,000
Total current liabilities	2,675,937

Related party notes, net of current portion	48,282
Long term notes, net of current portion	273,320
Deferred rent, net of current portion	37,451
Capital lease obligations, net of current portion	33,739
3,068,729
Commitments and contingencies	-

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
50,264,193 shares issued and outstanding	50,265
Additional paid in capital	19,658,389
Accumulated deficit	(22,371,138)

Total stockholders' deficit	(2,662,484)

$406,245
The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Sales	$-	$43,918	$40,768	$87,068
Cost of sales	-	23,334	20,720	38,503

Gross profit	-	20,584	20,048	48,565

Selling general and administrative expenses	696,401	746,663	4,143,567	2,726,404

Loss from operations	(696,401)	(726,079)	(4,123,519)	(2,677,839)

Other income (expense)
Interest expense	(103,844)	(267,827)	(612,025)	(644,537)
Other income	-	-	-	10,000
Interest income	-	-	1,500
Derivative valuation gain	-	-	-	288,889
Other expense	(9,169)	-	(9,247)	-

Total other income (expense)	(113,013)	(267,827)	(619,772)	(345,648)

Loss before income taxes	(809,414)	(993,906)	(4,743,292)	(3,023,487)

Income tax expense	-	-	-	-

Net loss	$(809,414)	$(993,906)	$(4,743,292)	$(3,023,487)

Basic and diluted:
Loss per common share	$(0.02)	$(0.03)	$(0.10)	$(0.08)
Weighted average shares outstanding	49,135,352	39,566,047	49,057,705	37,407,868

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
Cash from operating activities
Net loss	$(4,668,401)	$(3,023,487)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	35,407	32,646
Amortization of debt discount	333,073	387,150
Acquisition costs expensed - financed with note payable	-	225,000
Estimated fair value of common stock issued for services	7,500	205,000
Estimated fair value of common stock issued to employees	95,000	175,000
Estimated fair value of warrants issued for services	621,681	156,594
Estimated fair value of warrants issued to employees	2,106,927	9,450
Estimated gain on derivatives	-	(288,889)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,328)	95,920
Prepaid expenses and other assets	3,739	22,606
Accounts payable	159,180	163,149
Accrued expenses and deferred compensation	132,383	270,979
Registration rights obligation	171,875	-
Net cash flows from operating activities	(1,006,963)	(1,568,882)

Cash from investing activities
Purchases of fixed assets	(256,650)	(2,119)
Net cash flows from investing activities	(256,650)	(2,119)

Cash from financing activities
Proceeds for issuing common stock	525,000	50,000
Proceeds from exercise of common stock warrants	-	91,156
Additional loan obligations	706,200	1,490,500
Repayment of notes	(117,597)	(54,140)
Repayment of capital lease obligations	(2,173)	(12,250)
Net cash flows from financing activities	1,111,430	1,565,266

Net change in cash for the nine months ended March 31	(152,183)	(5,735)
Cash, beginning of year	152,298	7,362

Cash, as of March 31	$115	$1,627

Supplemental disclosures:
Cash paid for interest	$4,801	$2,878
Cash paid for income taxes	-	-
Non-cash investing and financing activities
Fixed assets received in exchange for notes receivable	-	15,000
Debt discount recorded for warrants and beneficial conversions	158,652	415,985
Debt and accrued interest converted to common shares	345,661	1,178,788
Reclass of fair value of derivative liability from additional paid in capital	-	440,000
Settlement of accounts payable with common stock	-	30,000

 The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - MANAGEMENT’S REPRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and Securities and Exchange Commission (SEC) rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of its operations and cash flows for the nine months ended March 31, 2007 and 2006. The accounting policies followed by the Company are set forth in Note 2 to the Company’s condensed interim financial statements in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

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

All information provided to us by our members is aggregated into an electronic medical record system, which allows us to develop a Member Profile for each member based on every element of their life including diet, exercise, medical records, ethnicity, socioeconomic status, behavioral characteristics, medications, family history, diseases, and interests. In exchange for allowing wellness360 members to participate in our program free of charge, we allow marketers, advertisers and researchers to submit information in the form of advertisements, surveys, questionnaires, educational material and offers, collectively referred to as Messages, to a specified Member Profile. The Messages are submitted to us and upon review and acceptance by us are made available to members matching the specified Member Profile once the member logs into the wellness360 portal. All identifying member information is completely confidential and Health Insurance Portability and Accountability Act, or HIPAA, compliant. The economic benefits of these activities are not exclusively received by flexSCAN. Fundamental to our business model is our mission to contribute to the reduction and overall control of healthcare costs. In this spirit, we used the revenues received from marketers, advertisers and researchers to fund our economic rewards programs for members and their employers in an attempt to offset burdensome healthcare costs, such as premiums, co-payments and deductibles.

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

In connection with the Merger, the Company entered into an Indemnity Agreement with Tryant, LLC, a principal stockholder of Fuel Corp. (“Tryant”), whereby, among other things, Tryant agreed to pay and indemnify the Company with respect to any and all past liabilities of any type or nature of the Company existing at or arising out of any act or occurrence prior to the closing of the Merger Agreement and all other related agreements. As consideration for Tryant entering into the Indemnity Agreement, the Company agreed to pay Tryant $550,000, which was expensed during the six months ended December 31, 2005, and was included in selling, general and administrative expenses for such period. Pursuant to the terms of the Indemnity Agreement, the Company paid $325,000 on the closing of the Merger Agreement and issued a convertible promissory note for the remaining $225,000 (see Note 3).

Basis of Presentation

The accompanying consolidated financial statements include the results of flexSCAN, Inc. and its subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $4,743,292 during the nine month period ended March 31, 2007. Also, the Company has a cash balance of $115, a working capital deficit of $2,663,636 and a stockholders’ deficit of $2,662,484 at March 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s success is dependent upon numerous items, some of which are the successful growth of print and online advertising revenues in order to achieve levels of revenue adequate to support the Company’s current and future cost structure, its ability to obtain new wellness360 members, and its success in obtaining financing for operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, technical difficulties, market acceptance, sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations. The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity financing sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2007, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At March 31, 2007, no reserve against accounts receivable was required.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, and debt obligations. The carrying values for such instruments approximate their fair values at March 31, 2007.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of fixed assets are provided using the straight-line method over estimated useful lives ranging from three to five years. Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized, while other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Intangible Asset

Our sole intangible asset is the domain name flexSCAN.com, which is amortized using the straight-line method over its estimated useful life of five years.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2007, the Company’s management believes there is no impairment of its long-lived assets.

There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

Derivative Financial Instruments

From time to time, the Company issues debt securities that contain features, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At March 31, 2007, no such classification requirement existed.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs for the three months ended March 31, 2007 and 2006 were $1,405 and $1,347, respectively.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted loss per share are the same as the effect of convertible notes, stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The following anti-dilutive common stock equivalents were excluded from the computation of diluted earnings as of March 31:

	2007	2006
Warrants outstanding	21,375,660	16,562,770
Conversion option on notes payable	875,000	-
Conversion option on deferred compensation	2,600,000	-

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

On November 15, 2005, the Company entered into an Amendment to the Note Agreement (the “First Amended Note”). Pursuant to the First Amended Note, Tryant waived the default caused by the Company’s failure to pay the initial $175,000 payment due under the Note Agreement. In consideration of the waiver, the Company agreed to pay to Tryant an additional $1,000 per day commencing October 15, 2005, up to a cap of $30,000. In addition, the Company agreed to pay the principal amount of $225,000 due under the First Amended Note, plus accrued interest thereon, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. The Company also granted Tryant certain registration rights under the First Amended Note. On December 31, 2005, the Company further defaulted on the First Amended Note by failing to make the scheduled principal payment required under the Note Agreement. As a result, the remaining 444,444 warrant shares became vested and immediately exercisable. As of December 31, 2006, Tryant has not exercised its warrant as to the 444,444 shares of the Company’s common stock.

In connection with the issuance of the Note Agreement, the Company recorded a debt discount of $225,000 related to the fair value of the warrant and the beneficial conversion feature of the note. As a result of the defaults noted above, the Company amortized the entire debt discount immediately.

Effective March 23, 2006, the Company entered into Amendment No. 2 to the Note Agreement (the “Second Amended Note”). The Second Amended Note amended, among other things, the registration rights granted to Tryant. Pursuant to the Second Amended Note, the Company was required to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) April 30, 2006. Such registration statement shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Second Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis. The Company has not yet met the registration requirements as of March 31, 2007 and has recorded $360,833 in interest expense and registration rights obligation related to the value of the registerable securities. In addition, the Second Amended Note provided that if the Company fails to deliver certificates evidencing shares of common stock which Tryant converts pursuant to the Note Agreement or evidencing shares issuable upon exercise of the warrant, for each day that such delivery is not made, the Company shall pay to Tryant $100 for every $1,000 in value of the converted or exercised shares, as applicable, based on the conversion rate of $0.50 per share.

On April 30, 2006, the Company entered into Amendment No. 3 to the Convertible Promissory Note (the “Third Amended Note’). The Third Amended Note requires, among other things, for the Company to make a payment of $120,000 not later than May 16, 2006, with additional minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amount owed pursuant to the Third Amended Note are paid in full. The Company paid $120,000 on May 12, 2006 and has made subsequent payments of $10,000 each bringing the outstanding balance on the note to $45,000 as of March 31, 2007. The Third Amended Note also provides that in the event the Company receives capital in excess of $750,000 in one transaction, the Company shall pay the entire outstanding balance of the Note within five days of its receipt of funding.

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

On November 21, 2006, the Company refinanced its land investments and took out a second promissory note in the amount of $100,000 secured by the property located in Apple Valley, California. The Company used the $100,000 in gross proceeds for working capital purposes. Interest will accrue on the principal at a rate of 12% per annum and become due and payable on May 21, 2007 the maturity date of the note.

During the three months ended March 31, 2007, the Company issued an aggregate of $83,200 in unsecured notes payables to related parties. In connection with these note issuances, the Company issued a total of 31,250 warrants to purchase common shares at an exercise price of $0.40. The warrants vest immediately and were valued using the Black-Scholes valuation model using the assumptions listed in Note 4 below. In connection with these warrants, the Company recorded a debt discount of $12,024 which was amortized entirely to interest expense during the quarter ended March 31, 2007.

Notes payable to related parties consist of the following at March 31, 2007:
10% unsecured notes outstanding to Chief Executive Officer, issued from May 12, 2005 through February 7, 2006; matured March 31, 2006	$ 106,792
14% secured note outstanding to Chief Executive Officer, issued November 5, 2003; matured March 31, 2006; secured by various office furniture and equipment	19,952
10% unsecured convertible note payable to stockholder, issued August 12, 2005, matured December 31, 2005; shares underlying the note have registration rights that accrue penalties as defined, currently accruing approximately $9,200 per month, until underlying shares are registered or the note is paid off.	45,000
10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005; matured March 31, 2006	31,000
10% unsecured notes payable to a Company director; issued on November 9, 2005; matured March 31, 2006	150,000
10% unsecured notes payable to Company controlled by Company director; issued from December 29, 2005 through June 16, 2006; matured March 31, 2006	435,000
10% unsecured notes payable to President, issued February 1, 2007; matured February 28, 2007. Revised maturity is June 30, 2007	8,200
10% convertible debenture payable to a Director, issued February 1, 2007; matures January 31, 2010	50,000
12% promissory note to a Director secured by Deed of Trust and Specific Assets of the Company; matures May 21, 2007	25,000
Total related party notes payable	870,944
Current portion	(822,662)
Long term portion	$ 48, 282

Notes payable to third parties consist of the following at March 31, 2007:
19% secured First Deed of Trust; issued October 19, 2006; matures October 19, 2021	$ 153,678
12% secured notes payable; issued November 21, 2006; matures May 21, 2007	100,000
5% secured promissory note for accounting services, principal monthly payment of $5,000 plus interest, secured by 133,333 registered shares of common stock.	47,000
10% convertible debenture issued March 8, 2007; matures March 7, 2010	100,000
10% convertible debenture issued March 19, 2007; matures March 18, 2010	25,000
Total third party notes payable	$ 425,678
Current portion and short term	(152,358)
Long term portion	273,320

Total interest expense accrued on related party notes was $24,353 and $87,310 for the quarters ended March 31, 2007 and 2006, respectively. The Company is delinquent in paying the interest on most of the outstanding notes outlined in the foregoing tables. Management has maintained favorable relations with the lenders and does not foresee the lenders pursuing remedies under their respective note agreements.

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

On January 8, 2007, the Company sold 150,000 shares of common stock and 37,500 warrants to at $0.20 per share for $30,000 in cash. The warrants have a term of twelve months and an exercise price of $0.20 per share.

On January 23, 2007, the Company sold 125,000 shares of common stock and 31,250 warrants to purchase common stock at $0.20 per share for $25,000 in cash. The warrants have a term of twelve months and an exercise price of $0.20 per share.

Warrants

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations beginning April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with SFAS 123(R). Share awards granted are amortized under the straight-line method. As share-based compensation expense recognized in the consolidated statement of operations for the three month period ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In our pro forma information required under SFAS 123 for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the period ended March 31, 2007 was comprised of the following:

	Three Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2007
Selling, general and administrative expenses	$696,401	$4,143,567

Share-based compensation expense before taxes	$223,149	$2,747,253

Related income tax benefits	$-	$-
Share-based compensation expense	$223,149	$2,747,253

Net share-based compensation expense per basic and diluted common share	0.00	0.06

Share-based compensation expense recognized under SFAS 123(R) for the nine months ended March 31, 2007 included $2,747,253 from the issuance of stock warrants. Since the Company had a net operating loss carry-forward as of March 31, 2007, it did not recognize excess tax benefits for the tax deductions related to share-based awards in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock warrants exercised during the nine months ended March 31, 2007 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have term of five years and vest over three years. At the present time, we intend to issue new common shares upon the exercise of stock warrants.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of warrants granted is based on analyses of historical employee termination rates and warrant exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the three months period ended March 31, were as follows:

	2007	2006
Expected volatility	259%-307%	50%
Average expected term in years	3.0	3.0
Risk-free interest rate	4.875% - 5.000%	4.50%
Expected dividend yield	0%	0%

A summary of warrant activity as of March 31, 2007 and changes during the three and nine month periods then ended is presented below.

	Number of Warrants with Post-Merger Conversion Applied	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2006	16,798,114	$0.27
Granted	3,927,502	0.45
Cancelled	(674,060)	0.27
Exercised	-	-
Warrants outstanding, September 30, 2006	20,051,556	$0.30
Granted	4,460,249	$0.29
Cancelled	(4,092,415)	$(0.15)
Exercised	(1,004,437)	$(0.01)
Warrants outstanding, December 31, 2006	19,414,954	$0.30
Granted	2,032,125	$0.22
Cancelled	(71,419)	$(1.08)
Exercised	-	$-
Warrants outstanding, March 31, 2007	21,375,660	$0.29

The following table summarizes information about warrants outstanding at March 31, 2007:

	Number of Warrants O/S	Number of Warrants Exercisable	Wtd Avg Remaining Contractual Life (Years)
$0.01-$0.10	10,349,446	10,249,446	2.175
$0.165-$0.35	5,773,161	4,487,536	3.449
$0.40-$0.60	3,477,569	1,637,069	2.884
$1.20-$1.50	1,775,484	1,075,484	2.699
TOTALS	21,375,660	17,449,535

Prior to the adoption to SFAS No 123(R), the Company accounted for stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

	Three months ended March 31, 2007	Nine months ended March 31, 2007
Net loss, as reported	$(809,414)	(4,743,292)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards	3,150	9,400
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(7,158)	(21,474)

Pro forma net loss	$(813,422)	(4,755,366)

Net loss per share, basic and diluted, as reported	$(0.02)	(0.10)

Pro forma net loss per share, basic and diluted	$(0.02)	(0.10)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

On February 1, 2007, the Company issued an unsecured promissory note in the amount of $8,200 to the President. Interest will accrue on the principal at a rate of 10% per annum and become due and payable on February 28, 2007 the maturity date of the note. The proceeds were used for working capital

On February 1, 2007, the Company issued a convertible promissory note in the amount of $50,000 and a warrant to purchase 31,250 shares of common stock at $0.20 per share to a Director. Interest will accrue on the principal balance of the note at a rate of 10% per annum and become due or convertible on January 31, 2010. The proceeds were used for working capital.

At March 31, 2007, the Company had $124,764 in accounts payable to officers, directors, and stockholders.

NOTE 7 - SUBSEQUENT EVENTS

On April 1, 2007 the Company issued 100,000 shares of common stock for legal services valued at approximately $6,000.

On April 9, 2007, the Company issued a convertible promissory note in the amount of $25,000 and a warrant to purchase 125,000 shares of common stock at $0.20 per share. Interest will accrue on the principal balance of the note at a rate of 10% per annum and become due or convertible on April 9, 2010.

On May 1, 2007, the Company issued a warrant to purchase up to 1,008,000 shares of common stock at $0.15 per share as consideration to a newly hired Controller / Deputy CFO. The warrant will vest and become exercisable over a 36-month period on terms and conditions set forth in the warrant agreement.

On April 25, 2007, an investor entered into two common stock purchase agreements and a warrant agreement. In aggregate, the Company will issue up to 30,000,000 shares and obtain funding of up to $6,000,000. Pursuant to the first common stock purchase agreement, the investor purchased 10,000,000 shares at $0.05 per share for total consideration of $500,000. The shares are subject to Rule 144 trading restrictions. Under the second common stock purchase agreement, as with the first, the investor agreed to purchase 10,000,000 shares at $0.05 per share for total consideration of $500,000. Moreover, in exchange for business development services to be provided by the investor, the Company issued the investor a 10-year warrant to purchase 10,000,000 shares of common stock at a purchase price of $0.50 per share.

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

We have a limited operating history and as a start-up Company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. The market for wellness programs is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: timing and market acceptance, introduction of competitive services, pricing and customer’s interest in incorporating mywellness360 into its suite of employee benefits. For additional uncertainties and risks that may affect our business please see the section entitled "Factors That May Affect Future Results" in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006.

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

We believe the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts. We do not maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments as the Company has not experienced any material losses through March 31, 2007. The allowance for doubtful accounts, when necessary, will be based on specific identification of customer accounts and a best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of such customers. We evaluate the collectibility of receivables at least quarterly. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Revenue Recognition. Our pre-symptomatic disease screening services (“mywellness360 plan”) revenue is generally recognized when the service is provided. Monies collected in advance of the service being provided are recorded as deferred revenue. Unbilled receivables relate to revenues earned, but not billed prior to fiscal year end. As of June 30, 2006, we changed the focus of our business strategy from the sale of pre-symptomatic disease screening services to the sale of highly targeted advertisements, surveys, questionnaires, educational materials, and offers. Revenue will be recognized under the new wellness360 model when an advertising message has been inserted and delivered to the end user in either print or an online format.

From time to time, we have acted in a manner similar to a medical equipment lease broker. As a broker, we earn a commission or fee for medical equipment leases referred to third parties on a non-recourse basis. The commission or fee is earned upon funding of the lease by the third party. The commission is recorded net of any related expenses and is included in equipment financing income, net.

Derivative Instruments. From time to time, we issue debt securities that contain features, including registration rights that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the debt agreements, we may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we record non-operating, non-cash income.

Results of Operations

Three Months Ended March 31, 2007 and 2006

We had no sales revenue for the quarter ended March 31, 2007 as compared to $43,918 for the quarter ended March 31, 2006. As of June 30, 2006, we changed the focus of our business strategy from the sale of pre-symptomatic disease screening services to the sale of highly targeted advertisements, surveys, questionnaires, educational materials, and offers. Our lack of sales revenue for the quarter ended March 31, 2007 reflects our transition to the new revenue model. We anticipate recognizing revenue under the new revenue model by the fiscal year end June 30, 2007. Due to our lack of sales for the quarter ended March 31, 2007, our cost of sales for such period was $0 compared to $23,334 for the quarter ended March 31, 2006.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $696,401 compared to $746,663 for the same quarter of the prior year. The reduction of 50,262, or approximately 7%, is attributed to lower sales activity and fewer warrants issued for employee compensation and consulting expenses.

Interest expense for the quarter ended March 31, 2007 was $103,844 and interest expense for the quarter ended March 31, 2006 was $267,827. The decrease of $163,983 is primarily due to the amortization of debt discount related to fair value of warrants issued in connection with notes payable.

Net loss for the quarters ended March 31, 2007 and 2006 were $809,414 and $993,906, respectively. The decrease in net loss is due to the reduced selling, general and administrative costs and lower interest expense as discussed above.

Nine Months Ended March 31, 2007 and 2006

Sales for the nine months ended March 31, 2007 and 2006 were $40,768 and $87,068, respectively. The decrease of $46,300 resulted from our scanning fewer myWellness360 members for the period as we transitioned away from that business.

Cost of sales decreased to $20,720 during the nine months ended March 31, 2007 from $38,503 for the same period in 2006. This decrease of $17,783 is in line with the reduced sales volume as resulting from our change in business strategy described above.

Selling, general and administrative expenses increased to $4,143,567 during the nine month period ended March 31, 2007 from $2,726,404 for the same period in 2006. This increase is primarily attributable to an increase in the non-cash expenses for stock-based compensation to employees and consultants for services rendered during the period.

Interest expense for the nine months ended March 31, 2007 of $612,025 approximates the interest expense for the nine months ended March 31, 2006 of $644,537 because the new debt incurred by the Company was essentially offset by old debt converted to stock.

Net loss for the nine months ended March 31, 2007 and 2006 was $4,743,292 and $3,023,487, respectively. The increase in net loss is primarily due to the increase in selling, general and administrative expenses, as discussed above, and a derivative valuation gain of $288,889 in the prior year with no similar event in the current period.

Liquidity and Capital Resources

At March 31, 2007, we had total assets of $406,245 compared to total assets of $427,468 at December 31, 2006. The decrease is due to reduced accounts receivable and fixed assets depreciation.

During the three months ended March 31, 2007, we issued an aggregate of $208,200 in unsecured notes payable, the proceeds from which were used for general working capital purposes. We issued 109,375 warrants to purchase common stock at $0.20 per share in connection with notes issued for working capital purposes.

During the nine months ended March 31, 2007, flexSCAN issued an aggregate of $155,000 in notes payable secured by a parcel of land owned by the Company. The Company intends to sell this parcel of land to pay off the notes payable.

During the three months ended March 31, 2007, we issued an aggregate of 275,000 shares of common stock for $55,000 in cash. There were no issuances from conversion of debt or the exercise of warrants during the current period.

Total liabilities at March 31, 2007 were $3,068,729, an increase of $497,783, or 19%, over the $2,570,946 at December 31, 2006. Accounts payable and accrued expenses were $725,750 at March 31, 2007, an increase of $127,587, or 21%, from the $598,163 balance at December 31, 2006, primarily due to a slower payment of expenses and an increase in accrued vacation. Deferred compensation totaled $561,063; an increase of $107,186, or 24%, compared to $453,877 at December 31, 2006 and is primarily related to the deferment of salary for three top Company Officers.

As of March 31, 2007, we have converted $337,089 in notes payable and accrued interest into equity. It is our intention to continue this effort toward the reduction of liabilities by selling land held for investment purposes, converting additional deferred compensation, notes payable, and accrued interest into shares of our common stock pursuant to applicable federal and state securities laws, and eliminating the registration rights obligation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of flexSCAN as a going concern. We have not generated significant revenues from operations and have no assurance of any future revenues. We incurred a net loss of $4,743,292 during the nine month period ended March 31, 2007. Also, we have a cash balance of $115, a working capital deficit of $2,663,636 and a stockholders’ deficit of $2,662,484 at March 31, 2007. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

On April 25, 2007, an investor entered into two common stock purchase agreements and a warrant agreement. In aggregate, the Company will issue up to 30,000,000 shares and obtain funding of up to $6,000,000. Pursuant to the first common stock purchase agreement, the investor purchased 10,000,000 shares at $0.05 per share for total consideration of $500,000. The shares are subject to Rule 144 trading restrictions. Under the second common stock purchase agreement, as with the first, the investor agreed to purchase 10,000,000 shares at $0.05 per share for total consideration of $500,000. Moreover, in exchange for business development services to be provided by the investor, the Company issued the investor a 10-year warrant to purchase 10,000,000 shares of common stock at a purchase price of $0.50 per share. The proceeds from the first common stock purchase agreement will support the Company’s working capital requirements over the near term.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2007, an investor purchased 150,000 shares of common stock for $30,000 in cash. The investor certified to flexSCAN that it is an “accredited investor”, as that term is defined pursuant to Rule 501 of Regulation D. The issuance of these securities was not conducted through a public solicitation of potential investors. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

On January 23, 2007, an investor purchased 125,000 shares of common stock for $25,000 in cash. The investor certified to flexSCAN that it is an “accredited investor”, as that term is defined pursuant to Rule 501 of Regulation D. The issuance of these securities was not conducted through a public solicitation of potential investors. The shares of our common stock sold through this private placement offering are exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 promulgated under Regulation D.

Item 3.  Defaults Upon Senior Securities

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

On November 15, 2005, the Company entered into an Amendment to the Note Agreement (the “First Amended Note”). Pursuant to the First Amended Note, Tryant waived the default caused by the Company’s failure to pay the initial $175,000 payment due under the Note Agreement. In consideration of the waiver, the Company agreed to pay to Tryant an additional $1,000 per day commencing October 15, 2005, up to a cap of $30,000. In addition, the Company agreed to pay the principal amount of $225,000 due under the First Amended Note, plus accrued interest thereon, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. The Company also granted Tryant certain registration rights under the First Amended Note. On December 31, 2005, the Company further defaulted on the First Amended Note by failing to make the scheduled principal payment required under the Note Agreement. As a result, the remaining 444,444 warrant shares became vested and immediately exercisable. As of December 31, 2006, Tryant has not exercised its warrant as to the 444,444 shares of the Company’s common stock.

In connection with the issuance of the Note Agreement, the Company recorded a debt discount of $225,000 related to the fair value of the warrant and the beneficial conversion feature of the note. As a result of the defaults noted above, the Company amortized the entire debt discount immediately.

Effective March 23, 2006, the Company entered into Amendment No. 2 to the Note Agreement (the “Second Amended Note”). The Second Amended Note amended, among other things, the registration rights granted to Tryant. Pursuant to the Second Amended Note, the Company was required to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) April 30, 2006. Such registration statement shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. If the Company fails to meet the registration requirements specified in the Second Amended Note, the Company is required to pay to Tryant 1.5% of the value of the registerable securities based on a conversion rate of $0.50 per share for every 30 days, on a pro rata daily basis. The Company has not yet met the registration requirements as of March 31, 2007 and has recorded $360,833 in interest expense and registration rights obligation related to the value of the registerable securities. In addition, the Second Amended Note provided that if the Company fails to deliver certificates evidencing shares of common stock which Tryant converts pursuant to the Note Agreement or evidencing shares issuable upon exercise of the warrant, for each day that such delivery is not made, the Company shall pay to Tryant $100 for every $1,000 in value of the converted or exercised shares, as applicable, based on the conversion rate of $0.50 per share.

On April 30, 2006, the Company entered into Amendment No. 3 to the Convertible Promissory Note (the “Third Amended Note’). The Third Amended Note requires, among other things, for the Company to make a payment of $120,000 not later than May 16, 2006, with additional minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amount owed pursuant to the Third Amended Note are paid in full. The Company paid $120,000 on May 12, 2006 and has made subsequent payments of $10,000 each bringing the outstanding balance on the note to $45,000 as of March 31, 2007. The Third Amended Note also provides that in the event the Company receives capital in excess of $750,000 in one transaction, the Company shall pay the entire outstanding balance of the Note within five days of its receipt of funding.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

As of April 19, 2007, the board approved and adopted the Compensation Committee’s compensation plan with retroactive effect beginning January 1, 2007.

On February 20, 2007, David Wilson notified the Company that he was resigning from the board of Directors. He did not reference a disagreement with the Company on any matter relating to the Company’s operations, policies and practices.

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

flexSCAN, Inc.
(Registrant)

Date: May 18, 2007	By:	/s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date: May 18, 2007	By:	/s/ Francis X. Pisano
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