Form 10KSB
period 2007-06-30
flexSCAN, Inc.
filed 2007-10-15
CIK 216593

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for the year ended June 30, 2007 were $57,178.

The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $0.11 per share closing sale price of the Common Stock on September 25, 2007 as reported on the Over-the-Counter Bulletin Board, was approximately $9,098,992. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 25, 2007, Registrant had 82,718,108 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

flexSCAN, INC.

FORM 10-KSB ANNUAL REPORT

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

flexSCAN, Inc. was originally incorporated under the laws of the State of Nevada on February 21, 1991, as Fuel Corporation of America (“Fuel Corporation”). On July 15, 2005, Fuel Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among FCA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Fuel Corporation (“FCA”), and flexSCAN, Inc., a Delaware corporation. Pursuant to the Merger Agreement, FCA was merged with and into flexSCAN (Delaware), with flexSCAN (Delaware) surviving as a wholly-owned subsidiary of Fuel Corporation. As a result of the merger, the operations of flexSCAN (Delaware) become the sole operations of Fuel Corporation. Upon completion of the merger, flexSCAN (Delaware) changed its name to flexPLUS.

On September 19, 2005, Fuel Corporation merged with and into flexSCAN, Inc., a Nevada corporation for the sole purpose of effecting a name change from Fuel Corporation to flexSCAN, Inc. (“flexSCAN” or the “Company” or “our” or “we”). flexSCAN is currently headquartered in Orange County, California, with its principal executive offices located at 27201 Puerta Real, Suite 350, Mission Viejo, 92691.

General

flexSCAN is a healthcare information and services organization focusing on providing high technology medical information management to the healthcare consumer, along with a unique incentive program designed to abate the rising costs of healthcare to both employers and employees. We believe that our patent-pending and proprietary program wellness360 is an industry-first for corporate health and wellness management. wellness360 packages advertising and marketing research opportunities with 'no-cost' corporate health and wellness services, then rewards employers and employees for using the services. The program leverages innovative technology to provide participants with free comprehensive health and wellness services, an online personal health record system, online lifestyle guides for fitness and nutrition, and online progress tracking. Employers and employees receive economic rewards for using the free services and for participating in advertiser-sponsored activities.

Another component of our wellness360 program that differentiates us from the competition is the ability of our members’ healthcare professionals to quickly and easily upload copies of their “paper” records by simply using their office fax machine. In turn, wellness360’s software identifies the patient and provider though a simple and reliable character recognition strategy and automatically updates the individual’s medical record. flexSCAN’s online medical record not only provides a workable solution to the pressing need for access to a patient’s medical information, it does so at no cost to the participants. Our solution is provided free of charge to both healthcare providers and our wellness360 members.

All information provided to us by our members is aggregated into an electronic medical record system, which allows us to develop a Member Profile for each member based on every element of their life including diet, exercise, medical records, ethnicity, socioeconomic status, risky behaviors, medications, family history, diseases, and interests. In exchange for allowing wellness360 members to participate in our program free of charge, we allow marketers, advertisers and researchers to submit information in the form of advertisements, surveys, questionnaires, educational material and offers, collectively referred to as Messages, to a specified Member Profile. The Messages are submitted to us and upon review and acceptance by us are made available to members matching the specified Member Profile once the member logs into the wellness360 portal. All identifying member information is completely confidential and Health Insurance Portability and Accountability Act, referred to as HIPAA, compliant. The economic benefits of these activities are not exclusively received by flexSCAN. Fundamental to our business model is our mission to contribute to the reduction and overall control of healthcare costs. In this spirit, we used the revenues received from marketers, advertisers and researchers to fund our economic rewards programs for members and their employers in an attempt to offset burdensome healthcare costs, such as premiums, co-payments and deductibles. For a detailed description on how our wellness360 program works please see the section below entitled “The Wellness360 Process”.

The Healthcare Problem

The problems plaguing healthcare are numerous and well appreciated by civic leaders, corporate executives and most importantly, every American. Costs are spiraling out of control and equal-access is currently only a dream, and difficult to imagine. The answer, however, cannot be found in Congress and, unfortunately, will not be revealed by the winner of our upcoming presidential election. The good news is, an answer is within reach and it lies in the hands of free enterprise -- not because capitalists long for more money but because private enterprise has been and continues to be the engine for change and innovation. An alliance between wellness360 and a major national or multinational business (from healthcare, dot com realm, non-government organizations) is fundamental to establishing just such a foundation for change, a foundation upon which a new perspective on health and wellness can be forged ensuring equal access to healthcare and a legacy we will be honored to leave for our children.

The Wellness360™ Process

The wellness360 model, to our knowledge, is the first of its kind on the Internet that knits together all the relevant services necessary to facilitate good health and wellness while providing a repository for valuable and critical personal health information in a secure and HIPAA-compliant manner. More significantly, wellness360 galvanizes the wellness proposition with an incentive system rewarding members for participation while injecting business with much-needed capital to assist in lowering the rising costs of providing healthcare to their employees.

flexSCAN’s wellness360 program incentivizes employees to manage their own on-line personal health record and motivates them to pursue a healthier lifestyle. The program enables flexSCAN to create a number of potentially lucrative revenue channels by leveraging opportunities in the multi-trillion dollar health care industry. The unique formula for our wellness360 model is illustrated in the following flowchart:

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

7.
The revenue sharing (9) enjoyed by the employees (2) is based on the total rewards points earned. Rewards points are earned for every banner ad view click-throughs, database additions, etc. Each reward point is worth one point five cents ($0.015) and is eligible for conversion into cash or non-cash rewards on a quarterly basis (10), subject to the terms and conditions of the rewards program and reaching a minimum payout threshold of $25.

8.
Employers (1) receive up to twenty-five percent (25%) (11) of the total dollars (10) earned by the employees participating in wellness360. Additionally, where applicable, an amount equal to five percent (5%) of the participant’s rebates (11) is paid to flexSCAN’s broker/agents (12) representing wellness360.

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

As an added benefit, wellness360 is each member’s safe, secure and private medical record kept online for easy access and, in the event of a medical emergency available to physicians and emergency medical personnel 24-hours a day year around.

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

Online Advertising

wellness360 represents a unique solution for advertisers because it provides extensive targeting capabilities. And wellness360 is not limited to simplistic behavioral drivers as is the case with competitor’s web advertising programs. wellness360 advertising, by contrast, is driven by its members’ data (e.g., demographics, lifestyle, health risks, medical history, conditions, allergies, medications, interests, family history, genetic tendencies and much more). In essence, wellness360 creates a unique opportunity for advertisers to reach high value targets.

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

Competition

Wellness and healthcare issues are broadly addressed on the Internet in a multitude of ways, the most common of which is simply the dissemination of information accessed through search portals or information aggregators such as WebMD. Unfortunately, information alone does little to stem the tide of a declining healthcare system.

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

Intellectual Property

flexSCAN has applied for a patent of the wellness360 economic model.  The patent is currently pending approval. The Company has also submitted trademark applications for “It Pays to be Healthy”, and “wellness360”.

Government Regulation

We are subject to federal, state and local regulations concerning the environment and occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

Research and Development

We have focused primarily on developing foundational and core technologies. We have spent a substantial amount of time developing our core web-based technologies, advertising management and tracking system, member activity and rewards tracking and accounting system, integrated electronic health risk assessment system, and optical character recognition technology for processing health records, a multifaceted Client Management System, and systems for internal controls.

Employees

As of June 30, 2007, we had ten (10) full-time employees and no part-time employees. Of these employees, three were engaged in providing business development services, two were engaged in information technology, and five were engaged in general and administrative activities. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and have established positive employee relationships.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock currently trades on the Over-the-Counter Bulletin Board, under the trading symbol of “FXSC”.  Because we are listed on the Over-the-Counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a NASDAQ market or other exchange.

The following table sets forth for each the high and low bid quotations for the common stock as reported by OTC Bulletin Board.

	Low	High
Fiscal 2006
July 1, 2005—September 30, 2005	$0.35	$0.35
October 1, 2005—December 31, 2005	$0.35	$0.35
January 1, 2006—March 31, 2006	$0.35	$0.35
April 1, 2006—June 30, 2006	$0.35	$1.92
Fiscal 2007
July 1, 2006—October 31, 2006	$0.13	$1.70
November 1, 2006—December 31, 2006	$0.12	$0.40
January 1, 2007—March 31, 2007	$0.11	$0.16
April 1, 2007—June 30, 2007	$0.08	$0.25
July 1, 2007—September 30, 2007	$0.08	$0.20

Source: Yahoo Finance

On September 28, 2007, the Company had approximately 881 stockholders of record. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning options to purchase shares of our common stock granted to our named executive officers in the fiscal year ended June 30, 2007.

Executive Officer	Shares of Common Stock Underlying Warrants (1)	Shares of Common Stock Underlying Stock Options	% of Total Options and Warrants Granted to Company Employees	Exercise Price Per Share (2)	Expiration Date	Grant Date Present Value (3)
Kenneth Westbrook	1,000,002 (4)	-	33%	$0.10	6/30/2009	$1,686,810
Kenneth Westbrook	900,000 (5)	-	29%	$1.45	6/30/2009	$1,474,903

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

(3)
As suggested by the SEC’s rules on executive compensation disclosure, the Company used the Black-Scholes model of option valuation to determine grant date pre-tax present value. The calculation is based on a three-year term and upon the following assumptions: annual dividend growth of zero percent, volatility of approximately 235%, and a bond equivalent yield (i.e., risk free rate) of 5.125%. There can be no assurance that the amounts reflected in this column will be achieved.

(4)	This warrant was issued to Mr. Westbrook’s in lieu of salary for services rendered as President and as a member of the Board of Directors.

(5)	This warrant was issued to Mr. Westbrook in consideration for his services to the Company as the Company’s President and member of the Board of Directors.

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

Overview

flexSCAN, Inc. was originally incorporated under the laws of the State of Nevada on February 21, 1991, as Fuel Corporation of America (“Fuel Corporation”).  On July 15, 2005, Fuel Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among FCA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Fuel Corporation (“FCA”), and flexSCAN, Inc., a Delaware corporation.  Pursuant to the Merger Agreement, FCA was merged with and into flexSCAN (Delaware), with flexSCAN (Delaware) surviving as a wholly-owned subsidiary of Fuel Corporation. As a result of the merger, the operations of flexSCAN become the sole operations of Fuel Corporation. Upon completion of the merger, flexSCAN (Delaware) changed its name to flexPLUS.

On September 19, 2005, Fuel Corporation merged with and into flexSCAN, Inc., a Nevada corporation for the sole purpose of effecting a name changed of Fuel Corporation to flexSCAN, Inc. (“flexSCAN” or the “Company” or “our” or “we”). flexSCAN is currently headquartered in Orange County, California, with its principal executive offices located at 27201 Puerta Real, Suite 350, Mission Viejo, 92691.

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

Revenue Recognition. The Company’s advertising revenue is generally recognized when the advertisements are displayed to flexSCAN’s online members. Revenue from the Company’s discontinued disease screening services is recognized upon delivery of the services. Monies collected in advance of the service being provided are recorded as deferred revenue.

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

Derivative Instruments.  From time to time, the Company issues debt securities that contain features that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, as a result of entering into the debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income. From time to time, the Company issues common stock with attached warrants, which is not subject to derivative accounting. The Company also issues warrants from time to time as incentive compensation for employees, officers, members of the board of directors, and consultants. In event of issuing a warrant for this purpose, derivative accounting applies. Accordingly, the Company conducts a Black Scholes calculation to determine the fair value of the warrant instrument. If the warrants are fully vested at issuance, then the full expense (fair value) is booked at issuance. However, if the warrants vest over time, then the expense associated with the warrant instrument is amortized on a pro-rata basis over the vesting period. Another scenario adopted periodically by the Company is the issuance of a debt instrument with attached warrants. In this final scenario, the Company accounts for the expense following a two step process as prescribed under APB14: First, we adjust the carrying value of the debt and reflect the value calculation under Black Scholes as interest expense, with a debit to interest expense and a credit to debt discount. Secondly, pursuant to the rules under APB14, a debit entry is made to debt discount and credited to additional paid in capital. All of our warrants, which are attached to debt, fully vest at issuance. Accordingly, the debt discount entries described above offset one another and the net entry is a charge to interest expense for the derivative cost and a credit to additional paid in capital. Should the warrants vest over time, then the interest expense and credit to debt discount would follow an amortization schedule. In this event, the debt discount entries would not offset and there would be a debit balance for the debt discount account, which reduces over time in a direct relationship with the amortization of the interest expense.

Results of Operations

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

Sales
Sales for the twelve months ended June 30, 2007 and 2006 were $57,178 and $134,708 respectively. The decrease of $77,530 resulted from management’s decision in the third quarter of the fiscal year ended June 30, 2006 to discontinue its disease screening services, which represented a majority of the sales over both fiscal years. The Company wound down its disease screening operations during the first half of the current fiscal year. Over the current fiscal year, the Company has directed its entire focus to the wellness360 services described in ITEM 1. DESCRIPTION OF BUSINESS, above. The wellness360 suite of services has not generated a material level of revenues to date. Management expects to significantly increase its customer base during fiscal year 2008, which it believes will provide an attractive venue for marketers, advertisers and researchers.

Cost of Sales
Cost of sales consists of radiologist reading fees, technology fees, CT scan and vitals related supplies, as well as salaries and expenses of field service personnel. Cost of sales decreased to $24,670 during the year ended June 30, 2007 from $73,419 for the same period in 2006. This decrease of $48,749 is due to the significant decrease in sales volume from the winding down of mywellness360 scanning and diagnostic services, which occurred during the first half of the current fiscal year.

Selling, general and administrative expenses
Selling, general and administrative expenses, which include personnel costs for administration, information systems, and general management, as well as facility expenses, professional fees, legal expenses, and other administrative costs, decreased to $5,771,501 during the twelve months ended June 30, 2007 from $8,790,439 for the same period in 2006. This decrease of $3,018,938 is primarily attributed to the overall reduction fair value of incentive warrants, conversion options, and amortization of debt discount, all of which are non-cash expenses. For the fiscal year ended June 30, 2007, derivative expenses, excluding debt discount, were equal to $3,842,691 compared to $5,994,118 for the same period in 2006, representing an expense reduction of $2,151,427. Legal and accounting expenses were also significantly reduced in fiscal year ended 6-30-07 versus the prior fiscal year. The reduction occurred because, in the prior year, there were extraordinary professional costs associated with the merger between flexSCAN and Fuel Corp as well as various non-recurring compliance and reporting expenses.

Interest Expense
Interest expense for the year ended June 30, 2007 was $662,413 compared to $1,163,057 during the year ended June 30, 2006. The decrease of $500,644 was primarily due to reduced amortization of the debt discount related to notes issued during the year. Debt discount amortization in the current fiscal year was $351,797, which compares favorably with $898,802 of debt discount amortization recorded during the fiscal year ended June 30, 2006.

Net Loss
Net loss for the years ended June 30, 2007 and 2006 were $6,017,273 and $9,878,471, respectively. The decrease in net loss is primarily due to a decrease in non-cash expenses from stock and warrant issuances and a decrease in professional (i.e., legal and accounting) expenses as discussed above.

Liquidity and Capital Resources

During the year ended June 30, 2007, the Company issued an aggregate of $219,200 in unsecured notes payable to officers, directors, and shareholders of the Company and $628,183 from third parties for working capital purposes.

During the year ended June 30, 2007, the Company issued an aggregate of 35,076,824 shares of common stock in exchange for cash and services. Through the issuance of common stock, the Company raised $1,134,572 of cash for working capital purposes. In addition, the Company converted employee liabilities to equity for such items as deferred compensation, accrued interest on related party notes, and advances, having a total value at $417,364. Moreover, the Company issued common stock in exchange for services and an asset held for sale in the amount of $289,617. The Company also converted related party and third party debt to equity having a total value of $851,276. The debt conversion transactions for the current year were completed over two programs: (i) $324,532 during the second quarter of the fiscal year; and, (ii) a $526,744 conversion that occurred effective 6-29-2007. Finally, the Company raised $12,557 during the current fiscal year from the exercise of warrants.

The Company also strengthened its balance sheet through forgiveness of indebtedness transactions during the year ended June 30, 2007 in the amount of $399,586. Approximately 90% of the forgiveness of indebtedness resulted from the forgiveness of an accrued liability that was booked in connection with the terms a promissory note, as amended, between the Company and the seller of Fuel Corporation.

At June 30, 2007, the Company had total assets of $597,907 compared to total assets of $338,525 at June 30, 2006.  Cash was $181,879 as of June 30, 2007, an increase of $29,581 from the $152,298 cash on hand as of June 30, 2006.

Accounts receivable was nil at June 30, 2007 as compared to accounts receivable of $9,588 at June 30, 2006. The accounts receivable were collected or written-off and the Company has not transacted any credit sales since it transitioned its business model to its current suite of on-line wellness products and services.

Net fixed assets totaled $58,759 at June 30, 2007 compared to $127,625 at June 30, 2006, a decrease of $68,866.  The decrease in net fixed assets is attributable to depreciation of the assets and the termination of capital leases.

Total liabilities at June 30, 2007 were $1,731,559, a decrease of $406,814 (19%) from the $2,138,373 at June 30, 2006. Accounts payable and accrued expenses were $452,548 at June 30, 2007, a decrease of $35,952 (7%) from the $488,500 at June 30, 2006. The decrease is due to settling, converting, and paying our older accounts payable as we position the company financially for the future. Deferred Compensation totaled $255,511; a decrease of $174,198 compared to $429,709 at June 30, 2006. The Company converted $371,250 of deferred compensation to equity at $0.10 per share, which more than offset the additions to the deferred compensation account for the benefit of the President and the CFO.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $6,017,273 during the year ended June 30, 2007. Also, the Company has a working capital deficit of $1,062,860 and a stockholders’ deficit of $1,133,652 at June 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product distribution and sales; technological advances and the Company’s ability to establish collaborative arrangements with potential distribution and service relationships to expand flexSCAN’s market reach. The Company’s capital resources will be focused primarily on the marketing of its wellness360 services and development of revenue relationships with sponsors (e.g., large employers), advertisers, clinical researchers and marketers. Currently the Company’s existing capital resources are insufficient to fund operations for the next 12 months. The Company is currently working to raise additional capital to subsidize operations until at such time that the Company achieves breakeven operations.

To date, the Company’s sources of cash have been primarily limited to the sale of equity securities, issuance of convertible debt, and borrowing. The Company cannot guarantee that revenue from wellness360 activities will increase adequately to sustain operations in the near term, nor can the Company be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that could impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of the Company’s products and or services.

Contractual Obligations and Contingent Liabilities and Commitments

The Company leases its facility and certain equipment under non-cancelable operating lease arrangements that expire at various dates through 2010. The following table summarizes future minimum payments for these leases as of June 30, 2007:

	FY 2008	FY 2009	FY 2010	FY 2011	Total Due over next 5 Years
Operating Leases	$219,898	$226,903	nil	nil	$446,801

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

We have a limited operating history upon which you can base an evaluation of our business and prospects. As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. You should consider an investment in the Company in light of these risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, the Company must do the following:

•	Successfully execute its business strategy;

•	Continue to enhance its services to meet the needs of a changing market;

•	Continue to raise debt and equity to fund working capital;

•	Respond to competitive developments; and

•	Attract, integrate, retain and motivate qualified personnel

We may be unable to accomplish one or more of these objectives, which could cause the business to suffer. In addition, accomplishing one or more of these objectives might be very costly, which could harm our financial results.

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

As of June 30, 2007, the Company had an accumulated deficit of $23,645,119. We plan to maintain or increase our marketing expenses and general overhead, subject to meeting certain funding goals. We believe that our business proposition will be appealing to both the healthcare and corporate benefits communities. There is no assurance, however, that we will be able to successfully market our services in a profitable manner. If the market acceptance for our services slows, its margins and profitability will suffer. The Company is unable to predict whether its operating results will be profitable.

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

We expect that the amount of cash used in our operations will increase significantly over the next several years. If we are unable to fund these increased expenditures through increased revenues we will be required to raise additional capital. Our future funding requirements will depend on many factors, including, but not limited to:

•	Market acceptance of our products and services;

•	Research and development costs;

•	Marketing costs; and,

•	Costs of increased staffing.

To date, our sources of cash have been primarily limited to the sale of equity and convertible debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct its business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue certain products and services.

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

 We are a small company with ten (10) full-time employees and no part-time employees as of June 30, 2007. We expect to experience a period of significant expansion in headcount, facilities and infrastructure and anticipate that further expansion will be required to address potential growth in customers and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

The ownership interests of our officers and directors could conflict with the interests of our other stockholders.

As of June 30, 2007, our officers and directors beneficially owned approximately 31.3% of its common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

The market price of our common stock may be adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	Our ability to execute our business plan,

•	Operating results below expectations;

•	Announcements of technological innovations or new products by us or our competitors;

•	Loss of any strategic relationship;

•	Industry developments;

•	Economic and other external factors; and

•	Period-to-period fluctuations in financial results.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

See the consolidated financial statements attached to and made a part of this report on pages F-2 through F-5.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 25, 2007, the Company engaged a new auditing firm, Rotenberg & Co. LLP, as its independent public accounting firm to audit `its financial statements. The Company’s management and Audit Committee recommended and approved the change of accountants. Accordingly, Cacciamatta Accountancy Corporation (“Cacciamatta”), was dismissed on July 17, 2007.  The decision to change accountants was determined by the Board of Directors to be in the Company’s best interests at the time.

From August 30, 2006, the date of its appointment, through the date of its dismissal on July 17, 2007, there were no disagreements between the Company and Cacciamatta on any matter of accounting principles or practices, financial statement disclosure of auditing scope or procedure with disagreements, if not resolved to the satisfaction of Cacciamatta would have caused Cacciamatta to make reference to the matter in its reports on the company’s financial statements.

From August 30, 2006, the date of appointment, to the present, Cacciamatta did not issue a report with respect to the Company’s financial statements that contained an adverse opinion or a disclaimer of opinion, or was qualified in respect of uncertainty, audit scope or accounting principals; however, their opinion was modified for going-concern uncertainty. In addition, from the date of its appointment until the present, Cacciamatta did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B.

The Company has engaged the firm of Rotenberg & Co. LLP, as of June 25, 2007. Rotenberg & Co. LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

A Form 8-K was filed with the SEC on August 6, 2007, as amended September 10, 2007, regarding this matter.

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

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity transactions, were not effective in light of the material weaknesses described below.

We are committed to improving our financial organization. However, the Company does not possess the financial resources to address other than rudimentary accounting and reporting requirements, and therefore relies on outside advisors.

The Company’s inability to independently prepare its financial reports to the standards of Generally Accepted Accounting Principals (“GAAP”) and the rules and Regulations of the Securities and Exchange Commission rise to the level of a material weakness in internal control.

Management of the Company intends to promptly remediate this deficiency by:

(i)           acquiring the appropriate level of internal financial support;

(ii)          access development training programs for financial employees;

(iii)       provide financial employees with adequate technical resources to research financial accounting and reporting requirements; and,

(iiii)         implement more structured financial controls and reporting.

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth the name, age and position of each of our directors and executive officers as of June 30, 2007:

Name	Age	Position with the Company
Thomas Banks	54	Chief Executive Officer, Director and Chairman of the Board
Kenneth Westbrook	57	President and Director
Francis X. Pisano	52	Chief Financial Officer, Director, Member of Compensation Committee
Michael Cranford	44	Chief Technology Officer
Maurice J. DeWald	67	Director and Chairman of the Audit Committee
Jonathan Javitt	51	Director
Heidi Patterson	53	Director, Member of the Audit Committee and Compensation Committee Chairperson

All directors are elected annually by the Company’s shareholders and hold office until their successors are elected and assume their respective positions. Executive officers of the Company are elected by the board of Directors to serve at the pleasure of the board of Directors. Additional information regarding the company’s directors and executive officers is set forth below. The company’s board is comprised of the following persons:

Thomas Banks, 54. Mr. Banks is flexSCAN’s founder and is in charge of the day-to-day operations of the Company. Prior to the founding of flexSCAN Mr. Banks founded guideSMART.com, a world class Internet portal and business-2-business Web community and Application Service Provider employing a franchise distribution model. Before guideSMART, Mr. Banks was the founder of Santiago Data Systems, Inc., which he ran from February 1980 until March 1997. While Santiago’s CEO, Mr. Banks specialized in the development, sales and marketing of health care practice management software. Before Santiago, Mr. Banks was with the Radio Shack division of Tandy Corporation where he was integral in the training and coordinating of the company’s Computer Center retail operations in Southern California, Nevada, and Arizona.

Kenneth Westbrook, 57. Mr. Westbrook has held senior executive positions with many well-known names in healthcare. While at Tenet from 1997 to 2004, he was the senior vice president of operations responsible for up to 16 acute care hospitals in the Southwest generating in excess of $130 million EBITDA annually. In 1996, he was the senior vice president of operations for over a third of OrNda Healthcorp’s hospitals generating $1 billion in gross revenues. From 1988 to 1995 he served as the Chief Operating Officer for HCA Healthcare Corporation’s Pacific division and later as the CEO for four community hospitals located in California. Most recently, Mr. Westbrook retired from his role as CEO of CareMore Medical Enterprises, where he oversaw three divisions and led the management team programs, which increased CareMore’s HMO enrollments from 250 to 1,800 per month. During this period, CareMore’s EBITDA rose from $19 million (2004) to $39 million in 2005. CareMore was recently sold to JPMorgan Partners for $235 million. Mr. Westbrook has an MBA and MA in Healthcare Management from University of Redlands and was honored with a Legacy of Life Award from the American Heart Association.

Francis X. Pisano, 52.  Francis X. Pisano is a founding partner and currently heads the Marketing and Financial and Business Services Departments of Hoffski Pisano. Mr. Pisano earned a Bachelor of Science in both Accounting and Marketing at Fordham University.  He earned his Juris Doctor Degree at Western State University. Mr. Pisano is a Certified Public Accountant, attorney, and a registered representative with the NASD with over 25 years of professional experience. Prior to co-founding the firm, Mr. Pisano held positions at national firms in Orange County and was an instructor in taxation at Orange Coast College.  He presently lectures on tax planning, financial planning and estate planning.

Maurice J. DeWald, 66, Director, Audit Committee Chairman. Mr. DeWald brings 30-years of audit experience to flexSCAN having been the managing partner of KPMG’s Los Angeles, Orange County, and Chicago offices. He is currently the CEO of Verity Financial Group, Inc., a private equity firm, and serves on the board of Integrated Healthcare Holding, Inc., Advanced Materials Group, Inc., and Clearant, Inc. Mr. DeWald has a BBA degree from the University of Notre Dame.

Jonathan C. Javitt, 51, M.D., M.P.H., Director. Dr. Javitt is a physician with a background in information technology, health economics, and public health. Dr. Javitt is a “Senior Fellow of the Potomac Institute for Policy Studies, in addition to serving as Vice chairman of Health Directions, LLC a Bethesda-based investment grou0p that focuses on developing computer solutions to improve the delivery of health care. He has been a founder of health information technology companies that have become part of Siemens, Inc., United Health Group, Inc., and Aetna, Inc. Dr. Javitt was appointed by President George W. Bush to the President’s Information Technology Advisory Committee, where he chaired the Health Subcommittee. Dr. Javitt graduated in 1978 with honors in Biochemistry from Princeton University and earned his M.D. at Cornell University Medical College. He was awarded a Kellogg Foundation Fellowship to attend the Harvard School of Public Health, from which he graduated with an M.P.H. in Health Policy and Management.

Michael Cranford, 44.  Mr. Cranford has over 20 years of application and internet development experience. Starting his career in Berkeley, California as a video game/interactive graphics programmer, Michael developed the international top-selling PC games The Bard's Tale I & II, as well as AtariSoft's Donkey Kong. He has in the years since developed proprietary client-server technologies for various vertical markets and has worked as an internet marketing consultant for such companies as Sanyo, Experian and Accor. Michael has an M.A. and Ph.D. (ABD) in Social Ethics from the University of Southern California, with a dissertation focus on ethics and technology.

Heidi Patterson, 53.  Ms. Patterson, formerly the Chief Executive Officer of the Pacific Northwest Region of the American Red Cross from 1994 through 1999 and recently retired as the National Director of the Red Cross Umbilical Cord Blood Banking program. Ms. Patterson holds degrees in Business, Biology, and Medical Technology. Ms. Patterson received an MBA from Edinburgh Business School; Edinburgh, Scotland, UK. Ms. Patterson’s executive experience with the Red Cross makes Ms. Patterson a uniquely gifted member of flexSCAN’s board of directors and is committed to fulfilling flexSCAN’s charter to be a fundamentally sound and responsible member of the healthcare community.

Code of Ethics

On September 12, 2005, the board of directors adopted a code of business conduct and ethics.  The Company has posted the code of ethics on its internet website www.wellness360.com/codeofconduct.aspx.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and greater than 10% stockholders to file with the SEC certain reports of ownership and changes in ownership. Based on a review of the copies of such forms received and written representations from certain reporting persons, the Company believes that during the year ended June 30, 2007 all Section 16(a) reports applicable to its executive officers, directors and greater than 10% stockholders were filed on a timely basis, except for the following: a General Statement of Beneficial Ownership has not been filed by the Barbakow Living Trust. On April 25, 2007, the Trust acquired 10,000,000 shares of common stock pursuant to a share purchase agreement, which shareholding represented a greater than 10% ownership interest in Company.

Audit Committee

The Company has a standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The permanent members are Maurice J. DeWald and Heidi Patterson, both directors. Mr. DeWald fulfills the function of financial expert and is independent pursuant to Item 402 (a) of Reg. S-B.

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

	Annual Compensation			Long Term Compensation
Name and Principal Executive Officer Position	Fiscal Year	Salary	Bonus	Shares of Common Stock Underlying Stock Options and Warrants	(5) All Other Compensation
Thomas Banks (1) Chairman and Chief Executive Officer	2007 2006 2005	$245,000 $240,000 $240,000	$ - $ - $ -	- - -	- - -
Kenneth Westbrook (2) Director, President	2007	$100,000	$ -	1,900,002	-
Francis X. Pisano (3) Chief Financial Officer	2007 2006 2005	$ 37,500 $ 30,000 $ -	$ - $ - $ -	- 1,484,437 -	- - -
Michael Cranford (4) Chief Technology Officer	2007 2006 2005	$171,840 $171,840 $171,840	$ - $ - $ -	- - -	- - -

(1)	Mr. Banks founded the Company in February 2001 as Chief Executive Officer.
(2)	Mr. Westbrook joined the Company on July 1, 2006. As of June 30, 2007 he accrued six (6) months of deferred compensation.
(3)	Mr. Pisano joined the Company in January 2006 as part-time Chief Financial Officer. As of June 30, 2007 he accrued three (3) months of deferred compensation.
(4)	Mr. Cranford joined the Company in September 2002 as Chief Technology Officer.
(5)
There was no other compensation granted to the Executive Officers. More specifically, there were no stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation earnings.

Director Compensation

flexSCAN does not currently compensate its non-employee directors for their services on the Board of Directors with a standard option to purchase shares of common stock. Each outside director receives stock options for services on a case-by-case basis to be determined by the Company’s Chief Executive Officer and the board of directors.

Option Grants Table

There were 1,900,002 options to purchase shares of our common stock granted to our named executive officers in the fiscal year ended June 30, 2007.

Executive Officer	Shares of Common Stock Underlying Stock Options (1)	% of Total Options and Warrants Granted to Company Employees	Exercise Price Per Share	Expiration Date	Grant Date Present Value (2,3)
Thomas Banks	-	-	-	-	-
Kenneth Westbrook	1,000,002	29%	$0.10	6-30-09	$1,686,810

Kenneth Westbrook	900,000	26%	$1.445	6-30-09	$1,474,903

Francis X. Pisano	-	-	-	-	-
Francis X. Pisano	-	-	-	-	-
Michael Cranford	-	-	-	-	-

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

(3)
As suggested by the SEC’s rules on executive compensation disclosure, the Company used the Black-Scholes model of option valuation to determine grant date pre-tax present value. The calculation is based on a three-year term and upon the following assumptions: annual dividend growth of zero percent, volatility of approximately 250%, and a risk free bond equivalent yield of approximately 4.8%. There can be no assurance that the amounts reflected in this column will be achieved.

Aggregated Options and Warrants Exercised in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding the exercisable and unexercisable options to acquire common stock granted to executive officers.

					Value of Unexercised
			Number of Unexercised Options and Warrants at		In-the-Money Options and Warrants at (1)
			June 30, 2007		June 30, 2007
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas Banks	-	-	-	-	-	-
Kenneth Westbrook	-	-	1,300,002	600,000	$ 50,000	-
Michael Cranford	-	-	1,768,874	-	-	-
Francis X. Pisano	-	-	600,000	-	$ 60,000	-

(1)
Represents the difference between the fair market value of the shares underlying such options at fiscal year-end and the exercise price of such options. The Company traded at $0.15 per share on June 30, 2007.

Employment and Separation Agreements and Change in Control Arrangements

No new employment or separation agreements were executed subsequent to those reported in the prior Report.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is calculated on the basis of 82,718,108 shares of Company common stock issued and outstanding as of June 30, 2007, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after June 30, 2007, are deemed to be outstanding for the purpose of calculating that stockholder’s percentage of beneficial ownership.

	Common	Total	Shares Beneficially Owned
Name of Beneficial Owner	Stock	Warrants	Total	Percent
Thomas Banks (1)	20,944,486	3,095,000	24,039,486	29.1%
Francis X. Pisano	625,984	1,710,276	2,336,260	2.2%
Kenneth Westbrook	254,193	2,527,098	2,781,291	2.7%
Heidi Patterson	9,587,159	5,780,435	15,367,594	18.3%
Maurice J. DeWald	125,000	1,707,750	1,832,750	*
Jonathan Javitt	125,000	1,106,500	1,231,500	*
Michael Cranford	-	1,768,874	1,768,874	*
All directors and exec. officers, as a group	31,661,822	17,695,933	49,357,755	55.8%

5% or Greater Shareholders
Jeffrey C. Barbakow	20,000,000	10,000,000	30,000,000	36.3%

* Less than 1% of the outstanding shares of common stock.

(1)	Thomas Banks and J. Melinda Richards own 13,325,339 of such shares as tenants in common. Thomas Banks owns 2,977,567 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2007, the Company incurred $60,178 of expenses for Public and Investor Relations services performed by Michael Nason, a stockholder of the Company.

During the year ended June 30, 2007, the Company recorded a total of $42,000 in accounts payable in connection with accounting services performed by a company owned by Francis Pisano, the CFO and a Director of flexSCAN.

During the years ended June 30, 2007 and 2006, the Company issued an aggregate of $269,200 in unsecured notes payable and 1,491,250 warrants and $2,035,500 in notes payable and 9,753,908 warrants to related parties, respectively, as outlined in the table below.  The notes bear interest at 10% per annum.

Name	Relationship	Origination Date	Maturity Date	Loan Amount	Warrants	Exercise Price	Grant Date	Expiration Date	Notes
FISCAL YEAR 2006
Thomas Banks	CEO	7/13/2005	9/30/2006	$20,000	-	n/a	n/a	n/a
HAP Investments	Director	7/28/2005	9/30/2006	$30,000	-	n/a	n/a	n/a
Rosfor International	Stockholder	8/3/2005	9/30/2006	$1,000,000	2,008,908	$0.50	9/30/2005	9/30/2010
Tryant, LLC.	Stockholder	8/12/2005	9/30/2006	$225,000	2,000,000	$0.01	9/30/2005	8/12/2008
Michael Reynolds	COO	10/27/2005	9/30/2006	$15,000	-	n/a	n/a	n/a
Thomas Banks	CEO	10/27/2005	9/30/2006	$15,000	-	n/a	n/a	n/a
Michael Reynolds	COO	12/28/2005	9/30/2006	$6,000	-	n/a	n/a	n/a
HAP Investments	Director	12/29/2005	12/31/2006	$40,000	400,000	$0.10	12/29/2005	12/29/2008
HAP Investments	Director	1/30/2006	12/31/2006	$50,000	500,000	$0.10	1/30/2006	1/30/2009
HAP Investments	Director	2/10/2006	12/31/2006	$60,000	600,000	$0.10	2/10/2006	2/10/2009
HAP Investments	Director	2/28/2006	12/31/2006	$60,000	600,000	$0.10	2/28/2006	2/28/2009
HAP Investments	Director	4/4/2006	12/31/2006	$35,000	350,000	$0.10	4/4/2006	4/4/2009
HAP Investments	Director	5/1/2006	12/31/2006	$40,000	400,000	$0.10	5/1/2006	5/1/2009
HAP Investments	Director	5/12/2006	12/31/2006	$150,000	1,500,000	$0.10	5/12/2006	5/12/2009
HAP Investments	Director	6/16/2006	12/31/2006	$70,000	700,000	$0.10	6/16/2006	6/16/2009
Thomas Banks	CEO	1/13/2006	9/30/2006	$28,000	280,000	$0.10	1/13/2006	1/13/2009
Thomas Banks	CEO	1/24/2006	9/30/2006	$12,000	120,000	$0.10	1/24/2006	1/24/2009
Thomas Banks	CEO	2/7/2006	9/30/2006	$4,500	45,000	$0.10	2/27/2006	2/27/2009
David Wilson	Director	11/9/2005	9/30/2006	$150,000	-	n/a	n/a	n/a
Allison	Stockholder	6/29/2006	9/30/2006	$25,000	250,000	$0.10	6/29/06	6/29/09
		TOTAL		$2,035,500	9,753,908
FISCAL YEAR 2007
Kenneth Westbrook	Dir./Pres.	7/06/2006	9/30/2006	$50,000	500,000	$0.10	6/21/2006	6/21/2009	(1)
Francis Pisano	CFO	7/02/2006	9/30/2006	$20,000	200,000	$0.10	6/21/2006	6/21/2009	(1)
O’Reilly Fam. Trust	Stockholder	7/06/2006	9/30/2006	$50,000	500,000	$0.10	6/30/2006	6/30/2009	(1)
Martha Higgins	Employee	7/05/2006	9/30/2006	$10,000	100,000	$0.10	7/05/2006	7/05/2009	(1)
Chantelle Simoes	Employee	7/05/2006	9/30/2006	$1,000	10,000	$0.10	7/05/2006	7/05/2009	(1)
HAP Investments	Director	10/10/2006	10/10/2006	$50,000	100,000	$0.25	10/10/2006	10/10/2009	(1)
Thomas Banks	CEO	11/03/2006	12/31/2006	$5,000	50,000	$0.25	11/03/2006	11/03/2009
Maurice J. DeWald	Director	2/01/2007	1/31/2010	$50,000	31,250	$0.20	2/01/2007	01/31/2008
Kenneth Westbrook	Dir./Pres.	2/15/2007	6/30/2007	$8,200	-	n/a	n/a	n/a	(1)
HAP Investments	Director	2/21/2006	3/20/2007	$25,000	-	n/a	n/a	n/a
		TOTAL		$269,200	1,491,250
(1)	These notes along with applicable accrued interest were paid in full to the related party lenders prior to June 30, 2007.

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

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Following is a summary of the aggregate fees billed for professional service by the Company’s principal accountants.

	2007	2006
Audit fees	$73,750	$96,495
Audit related fees	$34,813	-
Tax fees	-	-
All other fees	-	-

Total	$108,563	$96,495

The audit related fees listed above pertain to the costs associated with the preparation of the audits of the years specified. The “Audit fees” amounts shown above were approved by the audit committee.

SIGNATURES

In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of October, 2007.

flexSCAN, Inc.

By: /s/ Thomas Banks
Thomas Banks
Chief Executive Officer

By: /s/ Francis X. Pisano
Francis X. Pisano
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Thomas Banks
Thomas Banks	Principal Executive Officer and Director	October 15, 2007

/s/ Francis X. Pisano
Francis X. Pisano	Principal Financial Officer and Director	October 15, 2007

/s/ Heidi A. Patterson
Heidi A. Patterson	Director	October 15, 2007

/s/ Maurice J. Dewald
Maurice J. DeWald	Director	October 15, 2007

/s/ Jonathon Javitt
Jonathan Javitt, M.D.	Director	October 15, 2007

/s/ Kenneth Westbrook
Kenneth Westbrook	Director, President	October 15, 2007

flexSCAN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

WITH REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRMS

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
FINANCIAL STATEMENTS
Consolidated Balance Sheet	F-2
Consolidated Statement of Operations	F-3
Consolidated Statements of Stockholders’ Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders
flexSCAN, Inc.
Nevada

We have audited the accompanying consolidated balance sheets of flexSCAN, Inc. as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming flexSCAN, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP
Rotenberg & Co., LLP
Rochester, New York
October 9, 2007

flexSCAN, Inc.
CONSOLIDATED BALANCE SHEET

June 30, 2007
Assets
Current Assets
Cash	$181,879
Accounts receivable	-
Prepaid expenses and other	7,926
Total current assets	189,805

Fixed assets, net	58,759
Other assets held for investment	311,358
Deposits, net	37,985
Intangibles, net	-

Total assets	$597,907

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable	$313,238
Accrued expenses	139,310
Deferred compensation	255,511
Deferred Revenue	49,980
Current portion of related party notes	306,000
Short term notes	165,353
Current portion of deferred rent	23,273
Total current liabilities	1,252,665

Related party notes, net of current portion	50,000
Long term notes	396,099
Deferred rent, net of current portion	32,795
Total long-term liabilities	478,894

Total liabilities	1,731,559

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 82,718,108 shares issued and outstanding	72,719
Additional paid in capital	22,438,748
Accumulated deficit	(23,645,119)

Total stockholders' deficit	(1,133,652)

Total liabilities and stockholders’ deficit	$597,907

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30,

	2007	2006

Sales	$57,178	$134,708
Cost of sales	24,670	73,419

Gross profit	32,508	61,289

Selling general and administrative	5,771,501	8,790,439

Loss from operations	(5,738,993)	(8,729,150)

Other income (expense)
Interest expense	(662,413)	(1,163,057)
Interest income	1,500	-
Reversal of contingent liability	360,833	-
Forgiveness of Indebtedness	38,754	-
Other Expense	(16,954)	13,736

Total other income (expense)	(278,280)	(1,149,321)

Loss before income taxes	(6,017,273)	(9,878,471)

Income tax expense	-	-

Net loss	$(6,017,273)	$(9,878,471)

Basic and diluted loss per share:
Loss per common share	$(0.11)	$(0.30)
Weighted average shares outstanding:	53,334,439	32,848,793

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended June 30, 2007 and 2006

							Additional		Total
	Preferred Series A		Preferred Series B		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2005	194,899	$195	646,334	$646	25,596,239	$25,596	$7,400,032	$(7,749,375)	$(322,906)

Common shares issued for:
Preferred stock conversions	(194,899)	(195)	(646,334)	(646)	4,920,753	4,921	(4,080)	-	-
Merger with Fuel Corporation of America	-	-	-	-	2,435,848	2,436	(2,436)	-	-
Cash	-	-	-	-	314,286	314	109,686	-	110,000
Debt and interest conversions	-	-	-	-	4,078,690	4,079	1,349,709	-	1,353,788
Warrants exercised	-	-	-	-	9,485,468	9,486	121,670	-	131,156
Services	-	-	-	-	810,000	810	251,190	-	252,000

Estimated fair value of beneficial conversion:
To settle officer deferred compensation	-	-	-	-	-	-	3,870,394	-	3,870,394

Estimated fair value of warrants:
Granted to employees	-	-	-	-	-	-	227,421	-	227,421
Issued for consulting services	-	-	-	-	-	-	1,644,303	-	1,644,303
Issued with debt	-	-	-	-	-	-	812,467	-	812,467

Net loss								(9,878,471)	(9,878,471)
Balance, June 30, 2006	-	$-	-	$-	47,641,284	$47,642	$15,780,356	$(17,627,846)	$(1,799,848)

Common shares issued for:
Cash	-	-	-	-	21,262,500	1,263	1,013,738	-	1,025,000
Debt and interest conversions	-	-	-	-	6,795,371	6,795	931,141	-	937,936
Warrants exercised	-	-	-	-	169,792	170	12,388	-	12,558
Services	-	-	-	-	1,934,536	1,935	203,208	-	205,142
Deferred compensation conversions	-	-	-	-	3,712,500	3,713	367,538	-	371,250
Assets held for sale	-	-	-	-	1,300,000	1,300	153,700	-	155,000

Estimated fair value of warrants:
Granted to employees	-	-	-	-	-	-	2,147,729	-	2,147,729
Issued for consulting services	-	-	-	-	-	-	1,681,462	-	1,681,462
Debt discount adjustments	-	-	-	-	-	-	177,392	-	177,392

Tryant default adjustment	-	-	-	-	-	-	(30,000)	-	(30,000)
Corrections	-	-	-		(97,875)	(98)	98	-	-

Net loss								(6,017,273)	(6,017,273)
Balance, June 30, 2007	-	$-	-	$-	82,718,108	$72,719	$22,438,748	$(23,645,119)	$(1,133,652)

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30

	2007	2006
Cash from operating activities
Net loss	$(6,017,273)	$(9,878,471)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	45,321	48,312
Gain on disposal of fixed assets to settle accounts payable	-	(3,736)
Amortization of debt discount	351,797	898,802
Acquisition costs expensed - financed with note payable	-	225,000
Estimated fair value of common stock issued for services	245,689	252,000
Estimated fair value of common stock issued for assets held for investment	155,000	-
Estimated fair value of common stock issued to employees	417,364	-
Estimated fair value of warrants issued for services	1,672,114	1,644,303
Estimated fair value of warrants issued to employees	2,269,663	227,421
Estimated fair value of deferred compensation conversion option	-	3,870,394
Forgiveness of debt	(399,586)	-
Changes in operating assets and liabilities
Accounts receivable, net	9,588	(99,766)
Prepaid expenses and other assets	292	(36,868)
Accounts payable	(62,595)	188,885
Accrued expenses and deferred	(127,691)	473,011
Registration rights obligation	171,875	188,958
Net cash flows from operating activities	(1,268,442)	(2,001,755)

Cash from investing activities
Other assets held for investment	(311,358)
Purchases of fixed assets	(5,292)	(17,119)
Net cash flows from investing activities	(316,650)	(17,119)

Cash from financing activities
Proceeds for issuing common stock	1,025,000	241,156
Proceeds from exercise of common stock warrants	12,557	-
Additional loan obligations	847,383	2,165,500
Repayment of notes	(210,931)	(241,317)
Repayment of captial lease obligations	(59,335)	(1,530)
Net cash flows from financing activities	1,614,674	2,163,809
Net change in cash for the year	29,582	144,935
Cash, beginning of year	152,297	7,362

Cash, end of year	$181,879	$152,297

Supplemental disclosures:
Cash paid for interest	$9,495	$17,711
Cash paid for income taxes	-	800
Non-cash investing and financing activities
Debt to equity swap	1,207,725	-
Debt discount recorded for warrants and beneficial conversions	158,652	812,467
Debt and accrued interest converted to common shares	345,661	1,353,788

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Since its original incorporation on February 13, 2001, flexSCAN, Inc.’s efforts have been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. >From inception through June 30, 2007, flexSCAN has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. flexSCAN’s business model is designed to provide access to leading-edge medical technology and services to the largest number of individuals in a unique and unprecedented corporate benefit program known as wellness360. wellness360 is a health, wellness and lifestyle program enabling empoyers the ability to lower their cost of health insurance by: (i) working to improve the general health and wellness of their employees, and (ii) enjoing tangible economic rewards as a result of their employees participation in flexSCAN’s online diet, fitness, online medical records, health risk assessment and internet health, wellness and lifestyle online services.

On July 15, 2005, flexSCAN (Delaware) entered into a Merger Agreement with Fuel Corporation of America, and FCA Acquisition Corp. a Delaware corporation and wholly owned subsidiary. As a result of the merger, the operations of flexSCAN (Delaware) became the sole operations of Fuel Corporation. Upon completion of the merger, flexSCAN (Delaware) become the sole operations of Fuel Corporation. Upon completion of the mereger, flexSCAN (Delaware) changed its name to flexPLUS. On September 19, 2005, Fuel Corporation merged with and into flexSCAN, Inc., a Nevada corporation for the sole purpose of effecting a name change from Fuel Corporation to flexSCAN, Inc. Per the Merger Agreement, Fuel Corporation of America issued 30,671,207 shares of its common stock to holders of the flexSCAN (Delaware) common stock (collectively, the “flexSCAN Shareholders”) so that upon consummation of the Merger, 33,107,055 shares of common stock of the Company were issued and outstanding. Approximately 92.61% of the Company’s issued and outstanding common stock is owned by the former flexSCAN’s Shareholders and the remainder is held by the Fuel Corporation of America’s legacy stockholders. Subsequent to the Merger, Fuel Corporation of America executed a short-form merger into a Nevada corporation in order to become a Nevada corporation and effect a name change to flexSCAN, Inc. The Merger was accounted for as a reverse acquisition as the former flexSCAN shareholders controlled the combined entity after the Merger. As a result, the prior consolidated financial statements were restated present the historical results of the former flexSCAN in conformity with USGAAP and all share information was adjusted to reflect the merger conversion factor (i.e., 5.8494525).

In connection with the Merger, the Company entered into an Indemnity Agreement with Tryant, LLC, a principal stockholder of Fuel Corporation (“Tryant”), whereby, among other things, Tryant agreed to pay and indemnify the Company with respect to any and all past liabilities of any type or nature of the Company existing at or arising out of any act or occurrence prior to the closing of the Merger Agreement and all other related agreements.  As consideration for Tryant entering into the Indemnity Agreement, the Company agreed to pay Tryant $550,000, which was expensed during the six months ended December 31, 2005. Pursuant to the terms of the Indemnity Agreement, the Company paid $325,000 on the closing of the Merger Agreement. The Company issued a convertible promissory note for the remaining $225,000 (see Note 5).

Basis of Presentation

The accompanying financial statements include the results of flexSCAN, Inc. and are presented in compliance with USGAAP.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $6,017,273 during the year ended June 30, 2007. Also, the Company has a cash balance of $181,879, a working capital deficit of $1,062,860 and a stockholders’ deficit of $1,133,652 at June 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company maintains its cash accounts in financial institutions.  Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2007, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of its banking institution to manage its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At June 30, 2007, there were no accounts receivable and, therefore, no reserve against accounts receivable was required.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at June 30, 2007 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Other assets held for investment

Comprised of non-operating assets that were acquired with the intention to sell for a gain. The assets include a parcel of unimproved land in Apple Valley, California and a van. The assets are stated at cost.

Intangible Asset

The intangible asset is a domain name which is amortized using the straight-line method over its estimated useful life of five years. This asset was fully amortized as at June 30, 2007 with a carrying value of nil.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2007, the Company’s management believes there is no impairment of its long-lived assets.

There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

Derivative Financial Instruments

From time to time, the Company issues debt securities that contain features, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At June 30, 2007, no such classification requirement existed.

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

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising costs for the years ended June 30, 2007 and 2006 were $4,023 and $45,748, respectively.

Share-Based Payments

Our share-based employee compensation arrangements are described in Note 7. Prior to April 1, 2006, we accounted for these share-based employee compensation arrangements under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, we only recorded share-based employee compensation expense for warrants granted with an exercise price less than the market price on the date of grant during the twelve months ended June 30, 2005, and for the period from July 1, 2005 through March 31, 2006. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.

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

Recent Accounting Pronouncements

FASB 159 - In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115".  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

FASB 158 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006.  SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended June 30, 2009. The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.

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

NOTE 3 - FIXED ASSETS

Property and equipment consist of the following:

Furniture and fixtures	$59,317
Computer hardware	100,402
Telephone system	11,549
Computer software	7,513

178,781

Less accumulated depreciation and amortization	(120,022)

$58,759

Depreciation of fixed assets was $42,510and $43,431for the years ended June 30, 2007 and 2006, respectively.

NOTE 4 - INTANGIBLE ASSET

The intangible asset consists of the following at June 30, 2007:

Domain name	$14,055
Less accumulated amortization	(14,055)

$-

Amortization expense for the intangible asset for the years ended June 30, 2007 and 2006 was $2,811 in both years. The intangigle asset was fully amortized at June 30, 2007 with a net book value of nil on that date.

NOTE 5 - NOTES PAYABLE

On August 12, 2005, the Company issued a convertible promissory note (the “Note Agreement”) to Tryant in the principal amount of $225,000. Pursuant to the terms of the Note Agreement, a principal payment of $175,000 was due on September 30, 2005 and the remaining balance was due on December 31, 2005. The note is non-interest bearing. In the event of default, interest will accrue on the entire unpaid balance of the note thereafter at a rate of 10% per annum until paid. The terms of the Note Agreement also give Tryant the right to convert the unpaid principal and interest of the note into shares of the Company’s common stock at a conversion rate of $0.1125 per share. In addition, the Company issued a warrant to Tryant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The 2,000,000 warrants have vested and 1,555,556 of the warrants were exercised at an exercise price of $0.01 per share for aggregate price of $15,556. The 1,555,556 warrants vested because the Company didn’t make a timely payment of $175,000 by September 30, 2005 and the remaining 444,444 shares vested once the Company failed to make a timely payment of $50,000 by December 31, 2005. The 444,444 warrants are exercisable until the earlier of (i) repayment of the note or (ii) August 12, 2008. On September 30, 2005, the Company defaulted on the Note Agreement by failing to make the scheduled principal payment of $175,000 required under the Note Agreement.

On November 15, 2005, the Company entered into an Amendment to the Convertible Promissory Note (the “Amended Note”). The Amended Note provided for a waiver of the default until December 31, 2005. In consideration of the waiver, the Company agreed to pay to Tryant the sum of $1,000 per day commencing October 15, 2005, up to a cap of $30,000, in addition to the principal amount due under the Note Agreement plus accrued interest, on the earlier of (i) the Company’s receipt of funding, or (ii) December 31, 2005. The Company recorded the $30,000 as interest expense and has included such amount in accrued interest in the accompanying consolidated balance sheet as of June 30, 2007. As of October 5, 2007, Tryant has not exercised its warrant for 444,444 shares of the Company’s common stock.

Effective March 23, 2006, the Company entered into Amendment No. 2 to the Note. Pursuant to the amendment, the Company is required to file a registration statement within 60 days from the earlier of (i) the closing of the next financing by the Company, or (ii) April 30, 2006. Such registration statement shall include the shares of common stock held by Tryant, including the 1,555,556 shares issued to Tryant upon its exercise of the warrant dated August 12, 2005 and any other shares which are issuable to Tryant. To date, the Company has failed to meet the registration requirements specified in the Amended Note. The Company has previously recorded a contingent liability in the amount of $399,586. After further consideration of the facts and circumstances, the Company believes that the conditions which initially gave rise to the contingency no longer exist and accordingly, the contingent liability has been reversed and recorded as a reverse of contingent liability in the accompanying financial statements.

On April 30, 2006, the Company entered into Amendment No. 3 to the Convertible Promissory Note (the “Third Amended Note’). The Third Amended Note requires, among other things, for the Company to make a payment of $120,000 not later than May 16, 2006, with additional minimum monthly payments of $10,000, thereafter, on the 15th day of each month until the outstanding amount owed pursuant to the Note Agreement are paid in full. The Third Amended Note also provides that in the event the Company receives capital in excess of $750,000 in one transaction, the Company shall pay the entire outstanding balance of the Note within five days of its receipt of funding. At June 30, 2007, the outstanding balance of the note was $75,000 and a subsequent payment of $5,000 was made on August 3, 2007.

Unsecured Promissory Notes

During the year ended June 30, 2007, the Company issued an aggregate of $219,200 in unsecured notes payables to related parties and $628,183 in unsecured notes to third parties.  In connection with certain of these note issuances, the Company issued a total of 1,756,875 warrants to purchase common shares at an exercise price in the range of $0.10 to $0.25. The warrants vest immediately and were valued using the Black-Scholes valuation model using the assumptions listed in Note 7 below. In connection with these warrants, the Company recorded a debt discount of $351,797, the full amount of which was amortized to interest expense during the year ended June 30, 2007.

Related party notes payable consist of the following at June 30, 2007:

10% unsecured convertible note payable to shareholder, issued August 12, 2005, matured December 31, 2005; shares underlying the note have registration rights that accrue penalties as defined, currently accruing approximately $9,200 per month, until underlying shares are registered or note is paid off.	$75,000

10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005; matured September 30, 2006	31,000

10% unsecured notes payable to a company director; issued on November 9, 2005; matures December 31, 2006	150,000

10% unsecured notes payable to company controlled by company director; issued on January 30, 2006; matures November 30, 2007	50,000

10% unsecured convertible debenture payable to shareholder; issued February 1, 2007; matures January 31, 2010	50,000

Related party notes payable	$356,000

Notes payable to third parties consist of the following at June 30, 2006:

19% secured First Deed of Trust; issued October 19, 2006; matures October 19, 2021	$151,865

12% secured notes payable; issued November 21, 2006; matures May 21, 2007	100,000

5% secured promissory note for accounting services, principal monthly payment of $5,000 plus interest, secured by 133,333 registered shares of common stock	47,000

10% convertible debenture issued March 19, 2007; matures March 18, 2010	100,000

10% convertible debenture issued March 8, 2007; matures March 7, 2010	25,000

10% convertible debenture issued April 9, 2007; matures March 7, 2010	25,000

Short-term promissory note having a capitalized finance charge of $733; matures January 25, 2008	12,587

10% convertible debenture issued June 25, 2007; matures March 7, 2010	$100,000

Total third party notes payable	$561,452

Current portion and short-term	$(165,353)

Long term portion	$396,099

 Total interest expense on related party notes payable was $257,228 and $968,133 and for the years ended June 30, 2007 and 2006, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company had $50,051 in capital leases as at June 30, 2006. During the current fiscal year ended June 30, 2007, Company returned equipment to lessors and undertook a campaign to negotiate settlements of the outstanding obligations. The Company successfully paid-off or reached settlement arrangements will all of the lessors with the exception of Generator Services Co., Inc., which obligation is currently in litigation. In respect of this litigation, the Company anticipates reaching an accord to pay $13,577 in the second quarter of fiscal year ended June 30, 2008. Company has fully provided for this anticipated outcome.

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease which requires initial base monthly rent of $16,345 and provides for fixed based rent escalations over the term of the lease which expires in June 2009. Future annual minimum rents under non-cancelable operating leases at June 30, 2007 are as follows:

	FY 2008	FY 2009	FY 2010	FY 2011	Total Due over next 5 Years
Office Facilities	$219,898	$226,903	$ -	$ -	$ 446,801

Rent expense was $214,640 and $231,089 for the years ended June 30, 2007 and 2006, respectively.

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

The Preferred Stock will be “blank check” preferred stock, giving the board of directors the authorization, without further stockholder approval, to issue up to 10,000,000 shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative dividend rights, conversion rights, voting rights and other rights and qualifications of any such series. The authorized shares of Preferred Stock issued will be available for issuance for those purposes as the board of directors may deem advisable without further action by the stockholders, except as may be required by the Company’s Articles of Incorporation and applicable laws and regulations. At June 30, 2007, the Company has no outstanding Preferred Stock.

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.001 par value per share, of which 82,718,108 shares are issued and outstanding.

On August 12, 2005 all preferred stock was converted to common stock in connection with the Fuel Corporation of America merger. Per the Merger Agreement, Fuel Corporation of America issued 30,671,207 shares of its common stock to holders of the flexSCAN (Delaware) common. Approximately 92.61% of the Company’s issued and outstanding common stock is owned by the flexSCAN (Delaware) Shareholders and the remainder is held by the Fuel Corporation of America’s stockholders.

During the year ended June 30, 2007, the Company issued an aggregate of 169,792 shares of common stock related to the exercise of warrants for total proceeds of $12,558.

During the year ended June 30, 2007, the Company issued an aggregate of 1,934,536 shares of common stock for services rendered with a fair value of $205,143.

During the year ended June 30, 2007, the Company issued an aggregate of 21,262,500 shares of common stock for $1,025,000 in cash.

During the year ended June 30, 2007, the Company issued an aggregate of 6,795,371 shares of common stock for $937,936 in the conversion of interest and debt conversions to equity.

During the year ended June 30, 2007, the Company issued an aggregate of 3,712,500 shares for $371,251 in the conversion of deferred compensation liabilities to equity.

During the year ended June 30, 2007, the Company issued an aggregate of 1,300,000 shares of common stock in respect of assets held for investment. This was comprised of an acquisition of a mobile van that was valued at $60,000 and as a component of the consideration for the acquisition of vacant land with a carrying value of $251,357.

Finally, there were various corrections made, which had a net impact of reducing total shares outstanding by 97,875.

Warrants

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations beginning April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, March 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted April 1, 2006 and later, expenses are amortized under the straight-line method. For share awards granted prior to April 1, 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In our pro forma information required under SFAS 123 for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the year ended June 30, 2007 was comprised of the following:

Year Ended
June 30, 2007

Fair value of warrants issued for services	$1,672,114

Fair value of warrants issued to employees	2,269,663

Share-based compensation expense before taxes	3,941,777

Related income tax benefits	-

Share-based compensation expense	$3,941,777

Net share-based compensation expense per basic and diluted common share	$0.07

Share-based compensation expense recognized under SFAS 123(R) for the year ended June 30, 2007 included $3,941,777 from the issuance of stock warrants. Since the Company had a net operating loss carryforward as of June 30, 2007, it did not recognize excess tax benefits for the tax deductions related to share-based awards in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock warrants exercised in the year ended June 30, 2007 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of June 30, 2007, there is no unrecognized compensation costs related to non-vested awards.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have term of three to five years and vest over three years. At the present time, we intend to issue new common shares upon the exercise of stock warrants.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of warrants granted is based on analyses of historical employee termination rates and warrant exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the year ended June 30, 2007 and 2006, were as follows:

	2007	2006
Expected volatility	235% to 309%	245%
Average expected term in years	3.0	3.0
Risk-free interest rate	4.606% to 5.0%	4.625%
Expected dividend yield	0%	0%

A summary of warrant activity as of June 30, 2006 and changes during the year then ended is presented below.

	Number of Warrants with Post-Merger Conversion Applied	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2005	18,573,521	$0.22
Granted	17,015,471	0.25
Cancelled	(6,890,350)	0.43
Exercised	(11,900,528)	$0.09
Warrants outstanding, June 30, 2006	16,798,114	$0.27
Granted	24,215,376	0.37
Cancelled	(4,954,883)	0.35
Exercised	(1,004,437)	$0.16
Warrants outstanding, June 30, 2007	35,054,170	$0.33

Warrants exercisable, June 30, 2006	15,143,152	$0.28
Warrants exercisable, June 30, 2007	30,648,180	$0.32

The following table summarizes information about warrants outstanding at June 30, 2007:

	Number of Warrants O/S	Number of Warrants Exercisable	Wtd Avg Remaining Contractual Life (Years)
$0.01-$0.10	10,349,446	10,349,446	1.93
$0.15-$0.35	8,136,786	5,167,797	4.96
$0.40-$0.60	14,792,454	13,980,454	4.71
$1.20-$1.50	1,775,484	1,150,484	2.46
TOTALS	35,054,170	30,648,180

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

NOTE 8 - INCOME TAXES

As of June 30, 2007, the Company had net operating loss carryforwards of approximately $9,256,000 for federal and state income tax reporting purposes, which expire at various dates through 2026 and 2016, respectively.

The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time

No current provision for income taxes for the year ended June 30, 2007 is required, except for minimum state taxes, since the Company incurred taxable losses during such year. The provision for income taxes for fiscal 2007 and 2006 was $800.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2007, the Company incurred a total of $103,190 in expenses, primarily for consulting services, that were provided by certain of the Company’s shareholders and a director.

At June 30, 2007, the Company had $44,704 in accounts payables to officers, directors, and shareholders.

NOTE 10 - SUBSEQUENT EVENTS

On August 20, 2007, the Company issued an unsecured promissory note in the amount of $100,000 to a shareholder. The note bears interest at 10% per annum. All unpaid principal and accrued interest are due November 1, 2007.

On September 6, 2007, the Company issued an unsecured promissory note in the amount of $100,000 to a shareholder. The note bears interest at 10% per annum. All unpaid principal and accrued interest are due November 1, 2007.

On October 8, 2007, the Company issued an unsecured promissory note in the amount of $50,000 to a shareholder. The note bears interest at 10% per annum. All unpaid principal and accrued interest are due November 1, 2007.

On September 18, 2007, the Company issued a warrant to purchase one hundred four thousand and four hundred (104,400) shares of the corporation’s common stock in connection with the employment agreement of its Editorial Director. The options will vest over 36 months on terms and conditions set forth in the warrant agreement.