Form 10QSB
period 2007-09-30
flexSCAN, Inc.
filed 2007-11-19
CIK 216593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-09283

flexSCAN, Inc.
(Name of small business issuer in its charter)

Nevada	20-8085447
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

27201 Puerta Real, Suite 350, Mission Viejo, CA  92691
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

FLEXSCAN, INC.

 PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
flexSCAN, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2007
Assets
Current Assets
Cash	$382
Accounts receivable
Prepaid expenses and other current assets	7,926
Total current assets	8,308

Fixed assets, net	46,201
Other assets held for investment	311,358
Deposits	37,985
Intangibles, net	1,589

Total assets	$405,441

Liabilities and Stockholders' Deficit
Liabilities
Accounts payable	$210,308
Payroll taxes payable	138,685
Accrued expenses	132,776
Deferred Compensation	340,813
Deferred Revenue	59,517
Current portion of related party notes	496,000
Short term notes payable	161,757
Current portion of deferred rent	26,429
Total current liabilities	1,566,285

Related party notes, net of current portion	50,000
Long term notes payable	394,705
Deferred rent, net of current portion	23,433
Total long-term liabilities	468,138

Total liabilities	2,034,423

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued
Common stock, $0.001 par value, 150,000,000 shares authorized, 82,718,108 shares issued and outstanding	72,719
Additional paid in capital	22,640,911
Accumulated deficit	(24,342,612)
Total Stockholders' Deficit	(1,628,982)

$405,441

The accompanying notes are an integral part of these consolidated financial statements.

flexSCAN, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30
 (Unaudited)

	2007	2006

Sales	$-	$944
Cost of sales	-	4,937

Gross profit (loss)	-	(3,993)

Selling, general and administrative	673,540	1,524,757

Loss from operations	(673,540)	(1,528,750)

Other income (expense)
Interest expense	(23,953)	(391,887)

Total other income (expense)	(23,953)	(391,887)

Loss before income taxes	(697,493)	(1,920,637)

Income tax expense	-	-

Net loss	$(693,493)	$(1,920,637)

Basic and diluted:
(Loss) per share	$(0.01)	$(0.04)
Weighted average shares outstanding	82,718,108	47,764,937

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30
 (Unaudited)

	2007	2006
Cash from operating activities
Net loss	$(697,493)	$(1,920,637)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	10,969	11,687
Amortization of debt discount	-	296,323
Estimated fair value of common stock issued for employment or services	-	6,000
Estimated fair value of warrants issued for services	71,455	27,196
Estimated fair value of warrants issued to employees	130,708	947,842
Changes in operating assets and liabilities
Accounts receivable, net	-	(1,583)
Prepaid expenses and other assets	-	1,788
Accounts payable	25,553	66,719
Accrued expenses and deferred	92,300	64,214
Registration rights obligation	-	53,548
Net cash flows from operating activities	(366,508)	(446,903)

Cash from investing activities
Purchases of fixed assets	-	(1,715)
Net cash flows from investing activities	-	(1,715)

Cash from financing activities
Proceeds for issuing common stock	-	190,000
Additional loan obligations	200,000	131,000
Repayment of notes and loans	(14,989)	(22,392)
Repayment of capital lease obligations	-	(2,173)
Net cash flows from financing activities	185,011	296,435

Net change in cash for the quarter	(181,497)	(152,183)
Cash, beginning of quarter	181,879	152,298

Cash, end of quarter	$382	$115

Supplemental disclosures:
Cash paid for interest	$3,571	$1,191
Cash paid for income taxes	-	-
Non-cash investing and financing activities
Purchase of land in exchange for common shares and note payable	-	250,000
Debt discount recorded for warrants and beneficial conversions	-	121,902
Debt and accrued interest converted to common shares	-	8,572

 The accompanying notes are an integral part of these consolidated financial statements.

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

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

Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2007 included in the Company’s Form 10KSB filed on October 15, 2007.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Since its original incorporation on February 13, 2001, flexSCAN, Inc.’s efforts have been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through the present, flexSCAN has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. flexSCAN’s business model is designed to provide access to leading-edge medical technology and services to the largest number of individuals in a unique and unprecedented corporate benefit program known as wellness360. wellness360 is a health, wellness and lifestyle program enabling employers the ability to lower their cost of health insurance by: (i) working to improve the general health and wellness of their employees, and (ii) enjoying tangible economic rewards as a result of their employees participation in flexSCAN’s online diet, fitness, online medical records, health risk assessment and internet health, wellness and lifestyle online services.

On July 15, 2005, flexSCAN (Delaware) entered into a Merger Agreement with Fuel Corporation of America, and FCA Acquisition Corp. a Delaware corporation and wholly owned subsidiary. As a result of the merger, the operations of flexSCAN (Delaware) became the sole operations of Fuel Corporation. Upon completion of the merger, flexSCAN (Delaware) become the sole operations of Fuel Corporation. Upon completion of the merger, flexSCAN (Delaware) changed its name to flexPLUS. On September 19, 2005, Fuel Corporation merged with and into flexSCAN, Inc., a Nevada corporation for the sole purpose of effecting a name change from Fuel Corporation to flexSCAN, Inc. Per the Merger Agreement, Fuel Corporation of America issued 30,671,207 shares of its common stock to holders of the flexSCAN (Delaware) common stock (collectively, the “flexSCAN Shareholders”) so that upon consummation of the Merger, 33,107,055 shares of common stock of the Company were issued and outstanding. Approximately 92.61% of the Company’s issued and outstanding common stock is owned by the former flexSCAN’s Shareholders and the remainder is held by the Fuel Corporation of America’s legacy stockholders. Subsequent to the Merger, Fuel Corporation of America executed a short-form merger into a Nevada corporation in order to become a Nevada corporation and effect a name change to flexSCAN, Inc. The Merger was accounted for as a reverse acquisition as the former flexSCAN shareholders controlled the combined entity after the Merger. As a result, the prior consolidated financial statements were restated to present the historical results of the former flexSCAN in conformity with USGAAP and all share information was adjusted to reflect the merger conversion factor (i.e., 5.8494525).

.

Basis of Presentation
The accompanying financial statements include the results of flexSCAN, Inc. and are presented in compliance with USGAAP.

Liquidity and Management’s Plans
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $697,493 during the quarter ended September 30, 2007. Also, the Company has a cash balance of $382, a working capital deficit of $1,557,977 and a stockholders’ deficit of $1,628,982 at September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash
The Company maintains its cash accounts in financial institutions.  Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2007, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of its banking institution to manage its concentration risk exposure.

Customers
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At September 30, 2007, there were no accounts receivable and, therefore, no reserve against accounts receivable was required.

Fair Value of Financial Instruments
The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at September 30, 2007 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Intangible Asset
The intangible asset is computer software which is amortized using the straight-line method over its estimated useful life of five years.

Long-Lived Assets
The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2007, the Company’s management believes there is no impairment of its long-lived assets.

There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

Derivative Financial Instruments
From time to time, the Company issues debt securities that contain features, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At September 30, 2007, no such classification requirement existed.

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

Advertising Costs
The Company expenses advertising costs when incurred.  Advertising costs for the three months ended September 30, 2007 and 2006 were $3,399 and $24,229, respectively.

Share-Based Payments
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

During the three months ended September 30, 2007, the Company issued two 10% promissory notes to a related party. The notes are in the amount of $100,000 for a total of $200,000 in debt financing. The notes are dated 8-20-07 and 9-6-07, respectively, and both notes were due on November 1, 2007. Although the notes are in technical default, the holder has verbally expressed to management that he currently has no intention to pursue remedies that may be available.

Related party notes payable consist of the following at September 30, 2007:

10% unsecured convertible note payable to shareholder, issued August 12, 2005, matured December 31, 2005; shares underlying the note have registration rights that accrue penalties as defined, currently accruing approximately $9,200 per month, until underlying shares are registered or note is paid off.	$65,000
10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005; matured September 30, 2006	31,000
10% unsecured notes payable to a company director; issued on November 9, 2005; matured December 31, 2006	150,000
10% unsecured notes payable to company controlled by company director; issued on February 21, 2007; matured May 17, 2007	25,000
10% note payable to company controlled by company director. The note is secured by land and other assets; matures November 30, 2007	25,000
10% unsecured convertible debenture payable to shareholder; issued February 1, 2007; matures January 31, 2010	50,000
10% unsecured notes payable to a shareholder; issued on August 20, 2007; matures November 1, 2007	100,000
10% unsecured notes payable to a shareholder; issued on September 6, 2007; matures November 1, 2007	$100,000
Related party notes payable	$546,000

Notes payable to third parties consist of the following at September 30, 2007:

19% secured First Deed of Trust; issued October 19, 2006; matures October 19, 2021	$150,471
12% secured notes payable; issued November 21, 2006; matured May 21, 2007	100,000
5% secured promissory note for accounting services, principal monthly payment of $5,000 plus interest, secured by 133,333 registered shares of common stock	47,000
10% convertible debenture issued March 19, 2007; matures March 18, 2010	100,000
10% convertible debenture issued March 8, 2007; matures March 7, 2010	25,000
10% convertible debenture issued April 9, 2007; matures March 7, 2010	25,000
Short-term promissory note having a capitalized finance charge of $733; matures January 25, 2008	8,991
10% convertible debenture issued June 25, 2007; matures March 7, 2010	$100,000
Total third party notes payable	$556,462
Current portion and short-term	$(161,757)
Long term portion	$394,705

 Total interest expense accrued on related party notes payable was $7,113 and $25,406 and for the quarters ended September 30, 2007 and 2006, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On September 18, 2007, Company issued 104,400 warrants to the Editorial Director in connection with an employment agreement. Other than the transaction mentioned above, during the three months ended September 30, 2007, Company issued no common stock, warrants attached to convertible debentures, or other equity securities.

As of September 30, 2007, there is approximately $1,527,684 of unrecognized compensation costs related to non-vested awards of which $202,720 will be recognized over the next three months and the remaining $1,324,964 to be recognized over two and half years.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have a term of five years and vest over three years. At the present time, we intend to issue new common shares upon the exercise of stock warrants.
The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions that management believes are appropriate for a company in our stage and circumstances. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of warrants granted is based on analyses of historical employee termination rates and warrant exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

A summary of warrant activity as of September 30, 2007 and changes during the three month period then ended is presented below.

The following table summarizes information about warrants outstanding at September 30, 2007:

	Number of Warrants	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2007	35,054,170	$0.33
Granted	104,400	0.20
Cancelled	(2,018,875)	0.20
Exercised	-	-
Warrants outstanding, September 30, 2007	33,139,695	$0.34

Warrants outstanding, September 30, 2006	20,051,556	$0.24

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

NOTE 6 – RELATED PARTY TRANSACTIONS

At September 30, 2007, the Company had $65,546 in accounts payables to officers, directors, and stockholders.

NOTE 7 – SUBSEQUENT EVENTS

The Company received an aggregate of $475,000 in investment proceeds between September 30, 2007 and the filing of this report. The investments were pursuant to its 10% Convertible Debt Offering dated June 1, 2007. The securities were not registered under the Securities Act of 1933 and were sold under the private offering exemption in Regulation “D” promulgated under the Federal Securities Act of 1933, as amended. Under the offering, the convertible debentures earn a coupon of 10% for a term of three years. The debentures may be converted into common shares at twenty cents ($0.20) per share. Moreover, the holders received a warrant to purchase one (1) share of common stock for every four (4) converted shares with an exercise price of twenty cents ($0.20) per share. The warrants vest immediately and have a three year term.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2007, the Company issued an aggregate of $200,000 in unsecured notes payable which was used almost exclusively for working capital purposes. On 9-18-07, the Company issued 104,400 warrants to purchase common stock at $0.20 per share in connection with an employment agreement.

At September 30, 2007, the Company had total assets of $405,441 compared to total assets of $597,907 at June 30, 2007.  The decrease was due to the reduction in cash balances to fund working capital needs and the depreciation of fixed assets.

Accounts receivable was zero at September 30, 2007 and June 30, 2007. The Company continues its transition to its new business model and has not yet generated trade receivables.

Net fixed assets totaled $46,201 at September 30, 2007 compared to $58,759 at June 30, 2007 a decrease of $12,558 (21%). The decrease in net fixed assets is attributable to depreciation and the reclassification of computer software to intangibles.

Total liabilities at September 30, 2007 were $2,034,423, an increase of $302,864 (15%) from the $1,731,559 at June 30, 2007. Accounts payable and accrued expenses were $481,769 at September 30, 2007, an increase of $29,221 (6%) from the $452,548 at June 30, 2007. The relatively small increase is due to a cash advance and services accrued from related parties. Deferred compensation totaled $340,813; a change of $85,302 compared to $255,511 at June 30, 2007 and is due to deferred compensation earned by the CEO, President, and CFO during the current quarter .

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $697,493 during the three month period ended September 30, 2007. Also, the Company has a cash balance of $382, has a working capital deficit of $1,557,977 and a stockholders’ deficit of $1,628,982 at September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

To date, the Company’s sources of cash have been primarily limited to the issuance of promissory notes and the sale of convertible debt and equity securities. The Company cannot guarantee that sales will increase adequately to sustain operations in the near term, or can the Company be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of the Company’s products and or services.

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

Results of Operations

Sales for the quarter ended September 30, 2007 and 2006 were zero and $944, respectively. The decrease of $944 resulted from the Company’s decision to wind down myWellness360 pre-symptomatic disease screening services and change its focus toward the new wellness360 business model. The Company anticipates only a short period of no sales activity while it builds its participant database and is able to generate advertising and other revenues.

Cost of sales decreased to zero during the quarter ended September 30, 2007 from $4,937 for the same period in 2006. This decrease is due to the cessation of myWellness360 pre-symptomatic disease screening services.

Selling, general and administrative expenses decreased to $673,540 during the quarter ended September 30, 2007 from $1,524,727 for the same period in 2006. This decrease is primarily attributable to a significant decrease in accounting for stock-based compensation to employees and consultants for services rendered during the period.

Interest expense for the quarter ended September 30, 2007 was $23,953, and interest expense for the quarter ended September 30, 2006 was approximately $391,887. The substantial decrease of $367,934 was primarily due to there being no amortization in the current period of debt discount related to fair value of warrants issued in connection with new notes payable. Secondly, the Company restructured its balance sheet during the quarter ending June 30, 2007 and the effect was a reduction in debt with a corresponding increase in common stock and paid in capital.

Net loss for the quarters ended September 30, 2007 and 2006 were $697,493 and $1,920,637, respectively. The decrease in net loss is primarily due to a decrease in interest expense and selling, general, and administrative expenses related to stock-based compensation expense to employees and amortization of debt discount for the quarter ended September 30, 2007.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective in light of the weaknesses described below.

The Company does not possess the financial resources to address other than rudimentary accounting and reporting requirements, and therefore lacks adequate checks and balances. The Company is not presently able to prepare its financial reports to the standards of Generally Accepted Accounting Principals (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Management intends to promptly remediate this deficiency by:

(i)	acquiring the appropriate level of internal financial support;
(ii)	access development training for financial employees;
(iii)	provide financial employees with adequate technical resources to research financial accounting and reporting requirements; and,
(iv)	implement more structured financial controls and reporting.

We currently believe we will need to take additional steps to remediate the above referenced weaknesses, and we will continue to evaluate the effectiveness of our design on an ongoing basis, and will take further action as appropriate. We recently brought in-house the general ledger and cash control systems, which substantially improved our control environment. We are implementing a better system of controls and review processes by our management to avoid similar problems in the future.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. As stated above, we recently settled a lawsuit that was filed by a former vendor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales during the quarter ended September 30, 2007.

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

Effective March 23, 2006, the Company entered into Amendment No. 2 to the Note Agreement (the “Second Amended Note”). Pursuant to the amendment, the Company is required to file a registration statement although the agreement establishes no consequences for Company’s failure to meet this obligation. Such registration statement, if and when filed, shall include the shares of common stock held by Tryant, including the 2,000,000 shares issued to Tryant upon its exercise of the warrant and any other shares which are issuable to Tryant.

The Company paid $10,000 against the outstanding note during the current quarter, which balance stands at $65,000 as of September 30, 2007.

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

flexSCAN, Inc.
(Registrant)

Date: November 19, 2007	By: /s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date: November 19, 2007	By: /s/ Francis X. Pisano
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