Form 10QSB
period 2007-12-31
flexSCAN, Inc.
filed 2008-02-19
CIK 216593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: December 31, 2007

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

☐ Yes  ☒ No

As of February 15, 2008, the registrant had 83,218,108 shares of common stock, par value $0.001, outstanding.

FLEXSCAN, INC.

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

flexSCAN, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2007
Assets
Current Assets
Cash	$605,317
Prepaid expenses and other current assets	7,926
Total current assets	613,243

Fixed assets, net	35,679
Other assets held for investment	311,358
Deposits	37,985
Intangibles, net	1,192
$999,457

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$182,154
Payroll taxes payable	57,263
Accrued expenses	193,083
Deferred compensation and expense reimbursements	401,779
Deferred revenue	59,517
Current portion of related party notes	546,000
Short-term notes payable	148,798
Current portion of long term notes payable	4,988
Current portion of deferred rent	28,034
Total current liabilities	1,621,616

Related party notes, net of current portion	50,000
Long term notes payable, net of current portion	1,504,060
Deferred rent, net of current portion	15,622
Total long-term liabilities	1,569,682

Total Liabilities	3,191,298

Stockholders' Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized,	73,219
83,218,108 shares issued and outstanding
Additional paid in capital	22,979,318
Accumulated deficit	(25,244,378)

Total Stockholders' Deficit	(2,191,841)

$999,457

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Sales	$-	$39,824	$-	$40,768
Cost of sales	-	15,783	-	20,721

Gross profit	-	24,041	-	20,047

Selling general and administrative	734,524	1,922,409	1,407,624	3,447,166

Loss from operations	(734,524)	(1,898,368)	(1,407,624)	(3,427,119)

Other income (expense)
Interest expense	(169,593)	(116,294)	(193,546)	(508,181)
Other Income	2,351	-	1,911	-
Interest income	-	1,500	-	1,500
Other Expense	-	(78)	-	(78)

Total other income (expense)	(167,242)	(114,872)	(191,635)	(506,759)

Loss before income taxes	(901,766)	(2,013,240)	(1,599,259)	(3,933,879)

Income tax expense	-	-	-	-

Net loss	$(901,766)	$(2,013,240)	$(1,599,259)	$(3,933,879)

Basic and diluted loss per share:
Loss per common share	$(0.01)	$(0.04)	$(0.02)	$(0.08)
Weighted average shares outstanding:	82,870,282	49,206,354	82,794,195	48,729,712

The accompanying notes are an integral part of these consolidated financial statements

flexSCAN, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31
 (Unaudited)

	FOR THE SIX MONTHS ENDED
	December 31, 2007	December 31, 2006
Cash from operating activities
Net loss	$(1,599,259)	$(3,933,878)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	21,887	23,496
Amortization of debt discount	122,135	321,049
Estimated fair value of common stock issued for services	-	7,500
Estimated fair value of common stock issued to employees	-	95,000
Estimated fair value of warrants issued for services	156,957	621,681
Estimated fair value of warrants issued to employees	261,978	1,883,778
Changes in operating assets and liabilities
Accounts receivable, net	-	3,984
Prepaid expenses and other assets	-	3,739
Accounts payable	(8,601)	85,333
Accrued expenses and deferred	131,948	29,527
Registration rights obligation	-	114,584
Net cash flows from operating activities	(912,955)	(744,207)

Cash from investing activities
Purchases of fixed assets	-	(5,292)
Net cash flows from investing activities	-	(5,292)

Cash from financing activities
Proceeds for issuing common stock	-	374,000
Additional loan obligations	1,360,000	342,642
Repayment of notes	(23,607)	(119,326)
Net cash flows from financing activities	1,336,393	597,316

Net change in cash for the six months	423,438	(152,183)
Cash, beginning of year	181,879	152,298

Cash, end of six months	$605,317	$115

Supplemental disclosures:
Cash paid for interest	$28,068	$4,739
Cash paid for income taxes	-	-
Non-cash investing and financing activities
Debt discount recorded for warrants	122,135	146,628
Debt and accrued interest converted to common shares	-	345,661
Purchase of land for common shares and a note payable	-	251,358

The accompanying notes are an integral part of these consolidated financial statements.

flexSCAN, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2007 included in the Company’s Form 10KSB filed on October 15, 2007.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Since its original incorporation on February 13, 2001, flexSCAN, Inc.’s efforts have been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through the present, flexSCAN has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. flexSCAN’s business model is designed to provide access to leading-edge medical technology and services to the largest number of individuals in a unique and unprecedented corporate benefit program known as wellness360. wellness360 is a health, wellness and lifestyle program enabling employers the ability to lower their cost of health insurance by: (i) working to improve the general health and wellness of their employees, and (ii) enjoying tangible economic rewards as a result of their employees participation in flexSCAN’s online diet, fitness, online medical records, health risk assessment and internet health, wellness and lifestyle online services. The Company recently announced that it will begin offering comprehensive genetic testing free of charge to anyone visiting the https://www.geneview.com website and enrolling in wellness360. The announcement had an immediate effect on enrollment in wellness360 and the Company has begun accepting orders for the gene tests.

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

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,599,259 during the six months ended December 31, 2007. Also, the Company has a cash balance of $605,317, a working capital deficit of $1,008,373 and a stockholders’ deficit of $2,191,841 at December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s success is dependent upon numerous items, certain of which are the successful growth of revenues from its services, its ability to obtain new customers in order to achieve levels of revenue adequate to support the Company’s current and future cost structure, and its success in obtaining financing for operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, technical difficulties, market acceptance, and sales and marketing. The failure of the Company to meet any or a combination of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations. The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity financing sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, recoverability of long-lived assets, deferred tax asset valuations and valuation of derivative instruments. Actual results could differ from those estimates.

Cash

The Company maintains its cash accounts in financial institutions.  Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2007, the Company had deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of its banking institution to manage its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At December 31, 2007, there were no accounts receivable and, therefore, no reserve against accounts receivable was required.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, long-term convertible notes and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at December 31, 2007 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Other assets held for investment
Other assets held for investment are comprised of non-operating assets that were acquired with the intention to sell for a gain. The assets include a parcel of unimproved land in Apple Valley, California and a van. The assets are stated at cost.

Intangible Asset

The intangible asset is computer software which is amortized using the straight-line method over its estimated useful life of five years.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2007, the Company’s management believes there is no impairment of its long-lived assets.

There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

Derivative Financial Instruments

From time to time, the Company issues debt securities that contain features, that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if the Company enters into certain non-conventional convertible debt agreements, the Company may be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. At December 31, 2007, no such classification requirement existed.

Revenue Recognition

The Company generates revenues by, among other things, delivering physical coupons to hospital clients and other sponsors of our wellness360 program of services. Prepayments by the advertisers are booked as deferred revenues and revenues are booked upon the delivery of the coupons to the respective hospitals and other sponsors.

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising costs for the six months ended December 31, 2007 and 2006 were $5,189 and $1,168, respectively.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009. The Company is currently evaluating the impact of SFAS 160 on its financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

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

During the three months ended December 31, 2007, the Company issued a 10% promissory note to a related party in the amount of $50,000 and $1,110,000 was raised pursuant to a convertible debt offering. The private placement debt accrues interest at the rate of 10% per annum and the holders are able to convert the debt into common shares at $0.20 per share. In addition, the holders receive a warrant to purchase one share of common stock for every four converted shares with an exercise price of twenty cents ($0.20) per share. The holders may exercise the warrant at any time for a period of three years from the debenture purchase date.

Related party notes payable consist of the following at December 31, 2007:

10% unsecured convertible note payable to shareholder, issued August 12, 2005, matured December 31, 2005; shares underlying the note have registration rights that accrue penalties as defined, currently accruing approximately $9,200 per month, until underlying shares are registered or note is paid off.	$65,000
10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005; matured September 30, 2006	31,000
10% unsecured notes payable to a company director; issued on November 9, 2005; matured December 31, 2006	150,000
10% unsecured notes payable to company controlled by company director; issued on February 21, 2007; matured May 17, 2007	25,000
10% note payable to company controlled by company director. The note is secured by land and other assets; matures November 30, 2007	25,000
10% unsecured convertible debenture payable to shareholder; issued February 1, 2007; matures January 31, 2010	50,000
10% unsecured notes payable to a shareholder; issued on August 20, 2007; matures November 1, 2007	100,000
10% unsecured notes payable to a shareholder; issued on September 6, 2007; matures November 1, 2007	100,000
10% unsecured notes payable to a shareholder; issued on October 9, 2007; matures November 1, 2007	$50,000
Related party notes payable	596,000
Less: Current portion	(546,000)
Related party notes payable, net of current portion	$50,000

Notes payable to third parties consist of the following at December 31, 2007:

9% secured First Deed of Trust; issued October 19, 2006; matures October 19, 2021	$149,048
12% secured notes payable; issued November 21, 2006; matured May 21, 2007	100,000
5% secured promissory note for accounting services, principal monthly payment of $5,000 plus interest, secured by 133,333 registered shares of common stock	47,000
10% convertible debenture issued March 19, 2007; matures March 18, 2010	25,000
10% convertible debenture issued March 8, 2007; matures March 7, 2010	100,000
10% convertible debenture issued April 9, 2007; matures March 7, 2010	25,000
Short-term promissory note having a capitalized finance charge of $733; matures January 25, 2008	1,798
10% convertible debenture issued June 25, 2007; matures March 7, 2010	100,000
Between November 1, 2007 and December 28, 2007, the Company issued ten (10) convertible notes as described above and pursuant to a private placement offering dated June 1, 2007. The Company is no longer issuing convertible debt under this offering.	$1,110,000
Total third party notes payable	1,657,846
Current portion and short-term	(153,786)
Long term notes payable, net of current portion	$1,504,060

 Total interest expense accrued on related party notes payable was $14,395 and $22,941for the quarters ended December 31, 2007 and 2006, respectively. Interest expense on third party notes and loans was $155,198 and $93,353 for the quarters ended December 31, 2007 and 2006, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 3, 2007, Company issued 500,000 shares of restricted common stock to an investor’ relations firm in exchange for services to be rendered over a six month period.

In November and December of 2007, the Company issued 2,592,000 common stock warrants to three individuals who were invited and who have agreed to sit on the Company’s board of directors. See Subsequent Events Section for further discussion. The Company calculated the fair value of the warrants using the Black-Scholes and recorded the period cost as a consulting expense.

In addition, pursuant to the private placement transactions discussed above, the Company issued 1,387,500 common stock warrants, which have immediate vesting, a $0.20 strike price, and a three year term. The Company uses the Black-Scholes method to calculate the fair value of the warrants and accounts for the value as a debt discount.

As of December 31, 2007, there is approximately $1,324,964 of unrecognized compensation costs related to non-vested awards of which $225,221 will be recognized over the next three months and the remaining $1,099,743 to be recognized over the following three years.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have a term of five years and vest over three years. At the present time, we intend to issue new common shares upon the exercise of stock warrants.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions that management believes are appropriate for a company in our stage and circumstances. Expected volatilities are based on historical volatility of our common stock and other factors. The Company does not adjust its calculation to factor historical employee termination rates and warrant exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

A summary of warrant activity as of December 31, 2007 and changes during the six month period then ended is presented below.

The following table summarizes information about warrants outstanding at December 31, 2007:

	Number of Warrants	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2007	35,054,170	$0.33
Granted	4,083,900	0.33
Cancelled	(2,812,039)	0.26
Exercised	-	-
Warrants outstanding, December 31, 2007	36,326,031	$0.34

Warrants outstanding, December 31, 2006	19,414,954	$0.30

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. In connection with its office facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The Company has offered to provide its members with genetic testing which would be paid for by the points that they earn through wellness360. Under the terms of conditions agreed to by the enrollees, the service will be provided at the election of the Company, who will set the number of points that are required to receive the test and to amend the mechanism for earning the points. The durations of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease which requires initial base monthly rent of $17,805 and provides for fixed based rent escalations over the term of the lease which expires in June 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company had $22,175 in accounts payables to officers, directors, stockholders or to companies affiliated or controlled by related parties.

NOTE 7 – SUBSEQUENT EVENTS

The Company repaid a $25,000 note payable to a company controlled by a shareholder and board member. The note was secured by certain assets held for sale and other physical assets located at the Company’s primary business address.

On February 8, 2008, Company filed a Definitive 14C with the Securities and Exchange Commission (“SEC”) which outlined a Notice of Action Without a Meeting. Pursuant to this notice, the Company provided notification that by majority vote, it had elected a slate of directors and intended to amend the Company’s Articles of Incorporation for the purpose of changing the Company’s name from flexSCAN, Inc. to Aperture Health, Inc. Under the rules of the SEC, the amendment to the articles cannot be filed until at least 20 calendar days transpire from the date of filing the 14C. The elected directors include three new members; namely, Mr. John M. Word, III, Mr. Edward J. Brown, Jr., and Mr. James Brakke. The Company’s directors are all elected to serve a term of one year and to serve until their successor is elected and qualified. There are no family relationships between or among our directors and executive officers. Biographical summaries of the individuals elected as directors appear in the February 8, 2008 DEF 14C filing.

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

Although we have been able to raise additional working capital through private placement offerings of certain debt securities, we may not be able to continue this practice in the future nor may we be able to obtain additional working capital through other debt or equity financings. In the event that sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail business activities, sell business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of the sale of equity securities, the current equity holders may experience dilution of their investments. In addition, we may continue to generate insufficient revenues from our operations to cover our cash operating expenses. As a result, we may not be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Readers should carefully review the risk factors described in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007, and in other documents we file from time to time with the Securities and Exchange Commission. Our filings with the Securities and Exchange Commission, including our Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available at www.sec.gov.

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

flexSCAN is a healthcare information and services organization focusing on providing high technology medical information management to the healthcare consumer, along with a unique incentive program designed to abate the rising costs of healthcare to both employers and employees. We believe that our patent-pending and proprietary program wellness360 is an industry-first for corporate health and wellness management. wellness360 packages advertising and marketing research opportunities with 'no-cost' corporate health and wellness services, then rewards employers and employees for using the services. The program leverages innovative technology to provide participants with free comprehensive health and wellness services, an online personal health record system, online lifestyle guides for fitness and nutrition, and online progress tracking. Employers and employees receive economic rewards for using the free services and for participating in advertiser-sponsored activities. The Company recently announced that it will begin offering comprehensive genetic testing free of charge to anyone visiting the https://www.geneview.com website and enrolling in wellness360. The tests may be paid for with earned points, at the Company’s election. The announcement had an immediate effect on enrollment in wellness360 and the Company has begun accepting orders for the gene tests.

We have a limited operating history and as a start-up Company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. The market for wellness programs is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: timing and market acceptance, introduction of competitive services, pricing and customer’s interest in incorporating mywellness360 into its suite of employee benefits. For additional uncertainties and risks that may affect our business please see the section entitled "Factors That May Affect Future Results" in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2007, the Company issued an aggregate of $50,000 in unsecured notes payable which was used almost exclusively for working capital purposes. The Company all raised $1,110,000 during the current quarter pursuant to a convertible debt offering. As mentioned above, the debt instrument accrues interest at 10% per annum and the holders are able to convert the debt into common shares at $0.20 per share. In addition, the holders receive a warrant to purchase one share of common stock for every four converted shares with an exercise price of twenty cents ($0.20) per share. The holder may exercise the warrant at any time for a period of three years from the debenture purchase date.

For the six months ended December 31, 2007, flexSCAN raised a total of $250,000 in promissory notes and $1,110,000 in convertible debt. The total funding of $1,360,000 was used for general operating purposes, upgrading technology, reducing payables, and building a cash reserve to fund operations for approximately four months.

The Company is in the process of finalizing a new private placement offering of up to $5 million. The terms will reflect management’s view of current market for similar instruments. The private placement will most like be structured as a convertible debt offering with attached warrants. The proceeds of the new private placement will be used for general operating purposes; but, more specifically, will be used to develop on-line content, build additional features to the Company websites, add creative enhancements to our products, and fund ongoing operations.

At December 31, 2007, the Company had total assets of $999,456 compared to total assets of $597,907 at June 30, 2007.  The substantial increase was due to the build up in the cash balances resulting from the Company’s successful fund raising activities.

Accounts receivable was zero at December 31, 2007 and June 30, 2007. The Company continues its transition to its new business model and has not yet generated trade receivables.

Net fixed assets totaled $35,679 at December 31, 2007 compared to $58,759 at June 30, 2007 a decrease of $23,080 (39%). The decrease in net fixed assets is attributable to depreciation and the reclassification of computer software to intangibles.

Total liabilities at December 31, 2007 were $3,191,298, an increase of $1,459,739 (84%) from the $1,731,559 at June 30, 2007. Even though the Company was able to reduce certain of its current liability, the issuance of promissory notes and convertible debentures led to the increase in total liabilities. Accounts payable and accrued expenses were $432,500 at December 31, 2007, a decrease of $20,048 (4%) from the $452,548 at June 30, 2007. The relatively small decrease is attributed to the greater availability of investment funding. Deferred compensation totaled $340,813; a change of $146,268(57%) compared to $255,511 at June 30, 2007 and is due to deferred compensation earned by the CEO, President, and CFO during the current six month period.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,599,259 during the six month period ended December 31, 2007. Also, the Company has a cash balance of $605,317, has a working capital deficit of $1,008,373 and a stockholders’ deficit of $2,191,841 at December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Sales for the six months ended December 31, 2007 and 2006 were zero and $40,768, respectively. The decrease of $40,768 resulted from the Company’s decision to wind down myWellness360 pre-symptomatic disease screening services and change its focus toward the new wellness360 business model with comprehensive genetic testing. The Company anticipates only a short period of no sales activity while it builds its participant database and is able to generate advertising and other revenues.

Cost of sales decreased to zero during the six months ended December 31, 2007 from $20,721 for the same period in 2006. This decrease is due to the cessation of myWellness360 pre-symptomatic disease screening services.

Selling, general and administrative expenses decreased to $1,407,624 during the six months ended December 31, 2007 from $3,447,166 for the same period in 2006. This decrease is primarily attributable to a significant decrease in accounting for stock-based compensation to employees and consultants for services rendered during the period.

Interest expense for the six months ended December 31, 2007 was $193,546, and interest expense for the six months ended December 31, 2006 was approximately $508,181. The substantial decrease of $314,635 was primarily due to there being a reduction in the amortization of debt discount during the latest six months compared to the same period last year. Debt discounts are an estimate of fair value of warrants issued in connection with new notes payable. Secondly, the Company restructured its balance sheet during the quarter ending June 30, 2007 and the effect was a reduction in debt with a corresponding increase in common stock and paid in capital.

Net loss for the six months ended December 31, 2007 and 2006 were $1,599,259 and $3,933,879, respectively. The decrease in net loss is primarily due to a decrease in interest expense and selling, general, and administrative expenses related to stock-based compensation expense to employees and consultants and amortization of debt discount for the six months ended December 31, 2007. The cost reductions that occurred in the current six months compared to the same period last year more than compensates for the $20,047 reduction in gross profit between the two periods.

ITEM 3: CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. At the current time, we have no pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales during the quarter ended December 31, 2007.

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

The Company paid $10,000 against the outstanding note during the previous quarter, which balance stands at $65,000 as of December 31, 2007. Management has been involved in ongoing negotiations with Tryant and anticipates reaching a settlement agreement no later than March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for voting during the quarter ended December 31, 2007. However, Management did distribute a Stockholder Information Statement subsequent to December 31, 2008 and prior to filing this report. Refer to NOTE 7. SUBSEQUENT EVENTS for discussion.

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

flexSCAN, Inc. (Registrant)

Date: February 18, 2008	By:	/s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date: February 18, 2008	By:	/s/ Francis X. Pisano
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