Form 10QSB
period 2008-03-31
flexSCAN, Inc.
filed 2008-05-15
CIK 216593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-09283

Aperture Health, Inc.
(Name of small business issuer in its charter)

Nevada	20-8085447
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27201 Puerta Real, Suite 350, Mission Viejo, CA  92691
(Address of principal executive offices) (Zip Code)

(949) 609-1966
(Registrant's telephone number)

flexSCAN, Inc.
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

As of May 15, 2008, the registrant had 78,827,862 shares of common stock, par value $0.001, outstanding.

Aperture Health, Inc.

 PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

Aperture Health, Inc.
BALANCE SHEET
(Unaudited)

March 31, 2008

ASSETS

Current Assets
Cash	$118,775
Prepaid expenses and other	7,926
Total current assets	126,701

Fixed assets, net	25,108
Other assets held for investment	311,358
Deposits, net	37,985
Intangibles, net	794
Total Assets	$501,946

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$128,243
Payroll taxes payable	44,127
Accrued expenses	197,951
Deferred compensation and expense reimbursement	422,207
Current portion of related party notes	479,131
Short-term notes payable	147,000
Current portion of long term notes payable	6,167
Current portion of deferred rent	29,639
Total current liabilities	1,454,465

Related party notes, net of current portion	50,000
Long term notes payable, net of current portion	751,436
Deferred rent, net of current portion	7,811
Total long-term liabilities	809,247

Total Liabilities	2,263,712

Stockholders' Deficit
Common stock, $0.001 par value, 150,000,000 shares authorized,
88,827,862 shares issued and outstanding	78,828
Additional paid in capital	24,283,827
Accumulated deficit	(26,124,421)

Total Stockholders' Deficit	(1,761,766)
$501,946

The accompanying notes are an integral part of these consolidated financial statements

Aperture Health, Inc.

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Sales	$59,517	-	$59,517	$40,768
Cost of sales	13,411	-	13,411	20,720

Gross profit	46,106	-	46,106	20,048

Selling general and administrative	824,085	696,401	2,231,710	4,143,568

Loss from operations	(777,979)	(696,401)	(2,185,604)	(4,123,520)

Other income (expense)
Interest expense	(101,914)	(103,844)	(295,460)	(612,025)
Other income	-	-	2,800	-
Interest income	-	-	-	1,500
Other expense	(150)	(9,169)	(1,039)	(9,247)

Total other income (expense)	(102,064)	(113,013)	(293,699)	(619,772)

Loss before income taxes	(880,043)	(809,414)	(2,479,303)	(4,743,292)

Income tax expense	-	-	-	-

Net loss	$(880,043)	$(809,414)	$(2,479,303)	$(4,743,292)
		\
Basic and diluted loss per share:
Loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.10)
Weighted average shares outstanding:	86,208,676	49,135,352	83,420,714	49,057,705

The accompanying notes are an integral part of these consolidated financial statements

Aperture Health, Inc.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31
 (Unaudited)

	For the Nine Months Ended March 31,
	2008	2007
Cash from operating activities
Net loss	$(2,479,303)	$(4,668,401)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	32,856	35,408
Amortization of debt discount	122,135	333,073
Estimated fair value of common stock issued for services	55,000	7,500
Estimated fair value of common stock issued to employees	-	95,000
Estimated fair value of warrants issued for services	204,351	621,681
Estimated fair value of warrants issued to employees	426,760	2,106,927
Changes in operating assets and liabilities:
Accounts receivable, net	-	(5,328)
Prepaid expenses and other assets	-	3,739
Accounts payable and payroll taxes payable	(140,868)	159,180
Accrued expenses and deferred expenses	156,740	132,383
Registration rights obligation	-	171,875
Net cash flows from operating activities	(1,622,329)	(1,006,963)

Cash from investing activities
Purchases of fixed assets	-	(256,650)
Net cash flows from investing activities	-	(256,650)

Cash from financing activities
Proceeds for issuing common stock	867,942	525,000
Proceeds from exercise of common stock warrants	175,000	-
Additional loan obligations	610,000	706,200
Repayment of notes and capital lease obligations	(93,717)	(119,770)
Net cash flows from financing activities	1,559,225	1,111,430

Net change in cash for the nine months ended March 31	(63,104)	(152,183)
Cash, beginning of year	181,879	152,298

Cash, as of March 31	$118,775	$115

Supplemental disclosures:
Cash paid for interest	$34,665	$4,801
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Debt discount recorded for warrants and beneficial conversions	122,135	158,652
Debt and accrued interest converted to common shares	867,942	345,661

 The accompanying notes are an integral part of these consolidated financial statements.

Aperture Health, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007

NOTE 1 - MANAGEMENT’S REPRESENTATION

The financial statements included herein have been prepared by Aperture Health, Inc. (“Aperture Health” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2007 included in the Company’s Form 10KSB filed on October 15, 2007.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On February 29, 2008, the office of the Secretary of State of Nevada issued its certification that Aperture Health, Inc. (“Aperture Health” or the “Company”) shall be the new name to replace flexSCAN, Inc. The name change was enacted to better reflect the Company’s revised mission and corporate objectives.

Since its original incorporation on February 13, 2001, Aperture Health’s efforts have been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through the present, Company has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. Aperture Health’s business model is designed to provide access to leading-edge medical technology and services to the largest number of individuals in a unique and unprecedented corporate benefit program known as wellness360. wellness360 is a health, wellness and lifestyle program enabling employers the ability to lower their cost of health insurance by: (i) working to improve the general health and wellness of their employees, and (ii) enjoying tangible economic rewards as a result of their employees participation in Aperture Health’s online diet, fitness, online medical records, health risk assessment and internet health, wellness and lifestyle online services. The Company recently announced that it will begin offering comprehensive genetic testing free of charge to anyone visiting the https://www.geneview.com website and enrolling in wellness360. The announcement had an immediate effect on enrollment in wellness360 and the Company has begun accepting orders for the gene tests. The Company is exploring mechanisms to arrange medical doctor prescriptions for individuals that need them and is in discussions with certain genetic laboratories to form a strategic alliance.

Basis of Presentation

The accompanying financial statements include the results of Aperture Health and are presented in compliance with USGAAP.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $2,479,303 during the nine months ended March 31, 2008. Also, the Company has a cash balance of $118,775, a working capital deficit of $1,327,764 and a stockholders’ deficit of $1,761,766 at March 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Aperture Health, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(CONTINUED)

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

Recent Accounting Pronouncements

In February 2008, the IASB issued amendments to IAS 32 (Financial Instruments: Presentation) and IAS 1 (Presentation of Financial Statements). These refer particularly to the distinction between equity and debt in accounting for company capital to which cancellation rights are attached (puttable financial instruments). Puttable financial instruments previously had to be classified as a liability, whereas in the future such cancellable instruments are to be classified as equity in certain circumstances. The amendments are to be applied for the first time for annual periods beginning on or after January 1, 2009. The Company is currently evaluating the impact that the application of these amendments may have on the Group’s financial position, results of operations, or cash flows.

In January 2008, the IASB published the revised standards IFRS 3 (Business Combinations) and IAS 27 (Consolidated and Separate Financial Statements). Under IFRS 3 (revised 2008), business combinations continue to be accounted for by the purchase method. The changes affect, for example, the accounting treatment of any minority interest in goodwill and its recognition in stockholders’ equity. IAS 27 (revised 2008) contains rules for the consolidation and treatment of changes in ownership interests. IFRS 3 (revised 2008) and IAS 27 (revised 2008) are to be applied for the first time in annual periods beginning on or after January 1, 2009. Earlier application is permitted provided that both revised standards are applied simultaneously. The Company is currently evaluating the impact that the application of these revised standards may have on future business combinations and the presentation of the consolidated financial statements.

Aperture Health, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(CONTINUED)

NOTE 3 - FINANCING TRANSACTIONS

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

Related party notes payable consist of the following at March 31, 2008:

10% unsecured convertible note payable to shareholder, issued August 12, 2005, matured December 31, 2005; shares underlying the note have registration rights that accrue penalties as defined, currently accruing approximately $9,200 per month, until underlying shares are registered or note is paid off.	$23,131
10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005; matured September 30, 2006	31,000
10% unsecured notes payable to a company director; issued on November 9, 2005; matured December 31, 2006	150,000
10% unsecured notes payable to company controlled by company director; issued on February 21, 2007; matured May 17, 2007	25,000
10% unsecured convertible debenture payable to shareholder; issued February 1, 2007; matures January 31, 2010	50,000
10% unsecured notes payable to a shareholder; issued on August 20, 2007; matures November 1, 2007	100,000
10% unsecured notes payable to a shareholder; issued on September 6, 2007; matures November 1, 2007	100,000
10% unsecured notes payable to a shareholder; issued on October 9, 2007; matures November 1, 2007	$50,000
Related party notes payable	529,131
Less: Current portion	(479,131)
Related party notes payable, net of current portion	$50,000

See also NOTE 6 - RELATED PARTY TRANSACTIONS for disclosure services by related parties or companies affiliated or controlled by related parties.

Notes payable to third parties consist of the following at March 31, 2008:

9% secured First Deed of Trust; issued October 19, 2006; matures October 19, 2021	$147,603
12% secured notes payable; issued November 21, 2006; matured May 21, 2007	100,000
5% secured promissory note for accounting services, principal monthly payment of $5,000 plus interest, secured by 133,333 registered shares of common stock	47,000
10% convertible debenture issued March 19, 2007; matures March 18, 2010	25,000
10% convertible debenture issued March 8, 2007; matures March 7, 2010	100,000
10% convertible debenture issued April 9, 2007; matures March 7, 2010	25,000
10% convertible debenture issued June 25, 2007; matures March 7, 2010	100,000
Between November 1, 2007 and December 28, 2007, the Company issued ten (10) convertible notes as described above and pursuant to a private placement offering dated June 1, 2007. The Company is no longer issuing convertible debt under this offering. Four of the notes were converted to restricted shares in the quarter ended March 31, 2008.	$360,000
Total third party notes payable	904,603
Current portion and short-term	(153,167)
Long term notes payable, net of current portion	$751,436

 Total interest expense on related party notes payable was $9,926 and $24,353 for the quarters ended March 31, 2008 and 2007, respectively. Interest expense on third party notes and loans was $91,988 and $76,613 for the quarters ended March 31, 2008 and 2007, respectively.

Aperture Health, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(CONTINUED)

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

During the three months ended March 31, 2008, the Company issued stock to certain shareholders pursuant to their election to exercise warrants. The exercise generated cash proceeds to the Company of $175,000. The Company also issued 4,983,405 restricted shares from the conversion of convertible debentures and accrued interest. The principal amount of the converted notes was $750,000. Also, the Company issued 626,349 restricted shares as a component of a debt restructuring with the investment firm that arranged the merger with Fuel Corp. that took place on July 15, 2005. The Company repaid principal of $41,869 on the note plus accrued interest. Lastly, the Company paid off a secured note to an investment company controlled by a director in the amount of $25,000.

As of March 31, 2008, there is approximately $974,759 of unrecognized compensation costs related to non-vested warrants of which $153,564 will be recognized over the next three months and the remaining $821,195 to be recognized over the following three years.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have a term of three years and vest over three years. At the present time, we intend to issue new common shares upon the exercise of stock warrants.

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

A summary of warrant activity as of March 31, 2008 and changes during the nine month period then ended is presented below.

The following table summarizes information about warrants outstanding at March 31, 2008:

	Number of Warrants	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2007	35,054,170	$0.34
Granted	6,755,936	0.36
Cancelled	(5,379,687)	0.30
Exercised	(1,319,444)	0.14
Warrants outstanding, March 31, 2008	35,110,975	$0.35

Warrants outstanding, March 31, 2007	21,375,660	$0.29

Aperture Health, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(CONTINUED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. In connection with its office facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The Company has offered to provide its members with genetic testing which would be paid for by the points that they earn through wellness360. Under the terms of conditions agreed to by the enrollees, the service will be provided at the election of the Company, who will set the number of points that are required to receive the test and to amend the mechanism for earning the points. The durations of the guarantees and indemnities varies. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease which requires initial base monthly rent of $17,805 and provides for fixed based rent escalations over the term of the lease which expires in June 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

At March 31, 2008, the Company had $17,436 in accounts payables to officers, directors, stockholders or to companies affiliated or controlled by related parties.

NOTE 7 – SUBSEQUENT EVENTS

On April 25, 2007, a shareholder executed a subscription agreement which provided for the right to fund the stock purchase at any date not later than April 25, 2008. The shareholder failed to fund the subscription and thereby relinquished his rights to acquire restricted common shares under the stock subscription agreement. Since the Company recorded the shares at the date of subscription, it will reverse the accounting and stock entries as at April 25, 2008. The effect of unwinding this transaction is that the number of outstanding shares is reduced by 10,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of Aperture Health should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

Overview

On February 29, 2008, the office of the Secretary of State of Nevada issued its certification that Aperture Health, Inc. shall be the new name to replace flexSCAN, Inc. The name change was enacted to better reflect the Company’s revised mission and corporate objectives.

Aperture Health, Inc. was originally incorporated under the laws of the State of Nevada on February 21, 1991, as Fuel Corporation of America (“Fuel Corporation”). On July 15, 2005, Fuel Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among FCA Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Fuel Corporation (“FCA”), and flexSCAN, Inc., a Delaware corporation. Pursuant to the Merger Agreement, FCA was merged with and into flexSCAN, with flexSCAN surviving as a wholly-owned subsidiary of Fuel Corporation. As a result of the merger, the operations of flexSCAN become the sole operations of Fuel Corporation. Upon completion of the merger flexSCAN changed its name to flexPLUS.

On September 19, 2005, Fuel Corporation merged with and into flexSCAN, Inc., a Nevada corporation and wholly owned subsidiary of the Company for the sole purpose of effecting a name changed of Fuel Corporation to flexSCAN, Inc. (“flexSCAN” or the “Company” or “our” or “we”). Aperture Health is currently headquartered in Orange County, California, with its principal executive offices located at 27201 Puerta Real, Suite 350, Mission Viejo, 92691.

Aperture Health is a healthcare information and services organization focusing on providing high technology medical information management to the healthcare consumer, along with a unique incentive program designed to abate the rising costs of healthcare to both employers and employees. We believe that our patent-pending and proprietary program wellness360 is an industry-first for corporate health and wellness management. wellness360 packages advertising and marketing research opportunities with 'no-cost' corporate health and wellness services, then rewards employers and employees for using the services. The program leverages innovative technology to provide participants with free comprehensive health and wellness services, an online personal health record system, online lifestyle guides for fitness and nutrition, and online progress tracking. Employers and employees receive economic rewards for using the free services and for participating in advertiser-sponsored activities. The Company recently announced that it will begin offering comprehensive genetic testing free of charge to anyone visiting the https://www.geneview.com website and enrolling in wellness360. The tests may be paid for with earned points, at the Company’s election. The announcement had an immediate effect on enrollment in wellness360 and the Company has begun accepting orders for the gene tests.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2008, Company raised no debt and funded its operations primarily by drawing down on cash reserves. A secondary source of funds was a finance raising of $175,000 which occurred through the exercise of warrants by two of the Company’s shareholders.

For the six months ended December 31, 2007, Aperture Health raised a total of $250,000 in promissory notes and $1,110,000 in convertible debt. The total funding of $1,360,000 was used for general operating purposes, upgrading technology, reducing payables, and building a cash reserve to fund operations for approximately four months.

The Company has undertaken a new private placement offering of up to $5 million. The terms will reflect management’s view of current market for similar instruments. The private placement is structured as a convertible debt offering with attached warrants. The proceeds of the new private placement will be used for general operating purposes; but, more specifically, will be used to develop on-line content, build additional features to the Company websites, add creative enhancements to our products, and fund ongoing operations.

At March 31, 2008, the Company had total assets of $501,946 compared to total assets of $597,907 at June 30, 2007.  The decrease was primarily the result of carrying a smaller cash balance.

Accounts receivable was zero at March 31, 2008 and June 30, 2007. The Company continues its transition to its new business model and has not yet generated trade receivables.

Net fixed assets totaled $25,108 at March 31, 2008 compared to $58,759 at June 30, 2007 a decrease of $33,651 (57%). The decrease in net fixed assets is attributable to depreciation and the reclassification of computer software to intangibles.

Total liabilities at March 31, 2008 were $2,263,712, an increase of $532,153 (31%) from the $1,731,559 at June 30, 2007. Even though the Company was able to reduce certain of its current liabilities, the issuance of promissory notes and convertible debentures led to the increase in total liabilities. Accounts payable and accrued expenses were $370,321 at March 31, 2008, a decrease of $82,227 (18%) from the $452,548 balance as at June 30, 2007. The decrease is attributed to paying down and settling most of the older outstanding payables while maintaining current with the Company’s key vendors. Deferred compensation totaled $422,207; an increase of $166,696 (65%) compared to $255,511 at June 30, 2007 and is due to deferred compensation earned by the CEO, President, and CFO during the current nine month period. The amount of compensation deferred in the latest quarter is attributable to the CFO.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $2,479,303 during the nine month period ended March 31, 2008. Also, the Company has a cash balance of $118,775, has a working capital deficit of $1,327,764 and a stockholders’ deficit of $1,761,766 at March 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Sales for the nine months ended March 31, 2008 and 2007 were $59,517 and $40,768, respectively. The modest increase of $18,749 is a product of the Company’s decision to wind down myWellness360 pre-symptomatic disease screening services and change its focus toward the new wellness360 business model with comprehensive genetic testing. The sales in the current period include the turnover from distributing coupons through the Company’s on-line websites and through hospitals. Cost of sales decreased to $13,411 during the nine months ended March 31, 2008 from $20,720 for the same period in 2007. This decrease is due to the cessation of myWellness360 pre-symptomatic disease screening services and represents the costs of printing and distributing coupons issued by Company advertisers.

Selling, general and administrative expenses decreased to $2,231,710 during the nine months ended March 31, 2008 from $4,143,568 for the same period in 2007. This decrease is primarily attributable to a significant decrease in expenses for for stock-based compensation to employees and consultants for services rendered during the period.

Interest expense for the nine months ended March 31, 2008 was $295,460, and interest expense for the nine months ended March 31, 2007 was $612,025. The substantial decrease of $316,565 was primarily due to there being a reduction in the amortization of debt discount during the latest nine months compared to the same period last year. Debt discounts are an estimate of fair value of warrants issued in connection with new notes payable. Secondly, the Company restructured its balance sheet during the quarter ending June 30, 2007 and the effect was a reduction in debt with a corresponding increase in common stock and paid in capital.

Net loss for the nine months ended March 31, 2008 and 2007 were $2,479,303 and $4,743,292, respectively. The decrease in net loss is primarily due to a decrease in interest expense and selling, general, and administrative expenses related to stock-based compensation expense to employees and consultants and amortization of debt discount.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

The Company reached a debt settlement with Tryant on March 6, 2008. The settlement included a payment of one-half of the outstanding principal and interest, a conversion of one-fourth of the outstanding principal and interest for shares of restricted common stock and the balance to be repaid in five (5) monthly installments.

Item 4. Submission of Matters to a Vote of Security Holders

The Company filed an Information Statement with the Securities and Exchange Commission on February 7, 2008 and furnished it to its shareholders pursuant to Section 14(c) of the Exchange Act. The purpose of the Information Statement was to inform the Stockholders that the Company obtained the written consent of a total of four (4) stockholders holding a majority of the issued and outstanding shares of the Company’s common stock for the approval of the slate of directors listed in the Information Statement and the amendment to the Company’s Articles of Incorporation for the purpose of changing the Company’s name from “flexSCAN, Inc.” to “Aperture Health, Inc.”

Item 5. Other Information

Not Applicable.

ITEM 6. EXHIBITS

Exhibit	Description

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

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principle Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aperture Health, Inc.
(Registrant)

Date: May 14, 2008	By: /s/ Thomas Banks
Thomas Banks
Chief Executive Officer

Date: May 14, 2008	By: /s/ Francis X. Pisano
Francis X. Pisano
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principle Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002