Form 10-K
period 2008-06-30
Aperture Health, Inc.
filed 2008-10-14
CIK 216593

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934

For the fiscal year ended June 30, 2008

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from _____ to _____

Commission File Number 000-09283

Aperture Health, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-8085447
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27201 Puerta Real, Suite 350, Mission Viejo, California 92691
(Address of Principal Executive Offices) (Zip Code)

949-609-1966
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sale price on September 5, 2008 was approximately $1,072,064, and as of the end of the registrant's most recently completed second fiscal quarter was approximately $2,412,144.

The number of shares of the registrant common stock issued and outstanding as of September 5, 2008 was 81,103,455, $0.01 par value.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the 1933 Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." The achievement or realization of the expectations or beliefs set forth in forward-looking statements are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in this Item 1 "Business," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" as well as those discussed in any documents incorporated by reference herein or therein. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in the Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Background

In August 2005, Aperture Health, Inc. (“we”, “us”, “Aperture Health”, or the “Company”), formerly known as flexSCAN, Inc., effected a reverse merger with Fuel Corporation of America, Inc. where the Company was the surviving entity. Consistent with the Company’s commitment to virtualize its business model to minimize the investment in “brick and mortar”, management discontinued the delivery of full body diagnostic imaging in favor of the more lucrative, affordable, and manageable on-line business model presented in the sections below. Finally, in March 2008 the Company’s name was changed from flexSCAN, Inc. to Aperture Health, Inc. consistent with its refined focus on health related services -- “aperture on health is wellness.”

Aperture Health is a healthcare information and services organization focusing on providing high technology medical information management to the healthcare consumer, along with a unique incentive program designed to abate the rising costs of healthcare to both employers and employees. We believe that our patent-pending and proprietary program wellness360 is an industry-first for corporate health and wellness management. wellness360 packages advertising and marketing research opportunities with 'no-cost' corporate health and wellness services, then rewards employers and employees for using the services. The program is also available to prospective members who are drawn to our website through our “Refer-A-Friend” initiative or through viral marketing. The program leverages innovative technology to provide participants with free comprehensive health and wellness services, an online personal health record system, online lifestyle guides for fitness and nutrition, and online progress tracking. Employers and employees receive economic rewards for using the free services and for participating in advertiser-sponsored activities.

Another component of our wellness360 program that differentiates us from the competition is the ability of our members’ healthcare professionals to quickly and easily upload copies of their “paper” records by simply using their office fax machine. In turn, wellness360’s software identifies the patient and provider though a simple and reliable character recognition strategy and automatically updates the individual’s medical record. Aperture Health’s online medical record not only provides a workable solution to the pressing need for access to a patient’s medical information, it does so at no cost to the participants. Our solution is provided free of charge to both healthcare providers and our wellness360 members.

All information provided to us by our members is aggregated into an electronic medical record system, which allows us to develop a Member Profile for each member based on every element of their life including diet, exercise, medical records, ethnicity, socioeconomic status, risky behaviors, medications, family history, diseases, and interests. In exchange for allowing wellness360 members to participate in our program free of charge, we allow marketers, advertisers and researchers to submit information in the form of advertisements, surveys, questionnaires, educational material and offers, collectively referred to as Messages, to a specified Member Profile. The Messages are submitted to us and upon review and acceptance by us are made available to members matching the specified Member Profile once the member logs into the wellness360 portal. All identifying member information is completely confidential and Health Insurance Portability and Accountability Act (“HIPAA”). Fundamental to our business model is our mission to contribute to the reduction and overall control of healthcare costs. In this spirit, we used the revenues received from marketers, advertisers and researchers to fund our economic rewards programs for members and their employers in an attempt to offset burdensome healthcare costs, such as premiums, co-payments and deductibles. For a detailed description on how our wellness360 program works please see the section below entitled “The Wellness360 Process”

The Healthcare Problem

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

The Wellness360™ Solution

wellness360 is an Internet-based business model. However, unlike traditional Internet offerings, Aperture Health employs a proven distribution strategy for developing Sponsor organizations. Membership development is accomplished by engaging independent agents (e.g. insurance brokers, benefits consultants, etc.) to present wellness360 to their client base as a unique and free solution to their wellness needs. Additionally, Sponsors benefit from additional revenues derived from wellness360 to help offset rising insurance costs.

As illustrated in the graphic to the right, Sponsors (e.g. Employers) encourage employee participation, which further yields enrollment of family members as well as friends.

Revenue Sharing

The economic engine underlying wellness360 is its revenue sharing model.  As illustrated by the pie-chart, 45% of online advertising dollars are allocated to rewards as displayed in the following table:

Member Sponsor Agent of Record Master Agent	33% of Advertising Revenue 25% Matching of Member Rewards 40% Matching of Sponsor Rewards 25% Matching of Agent of Record Rewards
The Agent

Agents enjoy the opportunity to deploy a free wellness solution to their client base and benefit from the long-term cash rewards developed by the participating members.  Agents are paid a commission equal to 40% of the cash rewards paid to Sponsors.

The Sponsor

Aperture Health provides organizations (e.g. employers, charities, associations, unions, etc.) (“Sponsors”) access to a highly integrated on-line wellness portal for the benefit of their affiliates (e.g. employees, members, associates, etc.) (“Affiliates”) which is free of charge to both the Sponsor and Affiliates.  In addition to being a free service, wellness360 is an "I Care" benefit that; a) Facilitates recruitment, b) Ensures a healthy and prosperous life, c) Reduces absenteeism,  d) Contributes to reducing workers compensation claims, and d) Demonstrates the organization’s appreciation.  Sponsors are paid a commission equal to 25% of cash rewards paid to Members.

The Member

In the wellness360 model, Members are the obvious driving force and as such, enjoy a substantial portion of the shared revenue, or 33% of online advertising revenue received by Aperture Health. Each member is encouraged to participate in developing linkage among their real and virtual friends by inviting them to join wellness360. In doing so, they establish a unique relationship hierarchy that not only enables correspondence and social network, but yields cash rewards as well. Members are paid a commission equal to 25% of cash rewards paid to their Member Friends.

Friends

In general, Friends are Members that were cultivated by another Member. Friends enjoy all the benefits of wellness360 including the earning of cash rewards. Structurally, unlike a wellness360 Member, a Friend is not directly affiliated with a Sponsor but rather a Member. Like Members, however, if Friends invite their friends, they too are paid a commission equal to 25% of cash rewards paid to their Member Friends.

The Services

wellness360.com, Aperture Health’s core suite of services is delivered via its personalized, secure and HIPAA compliant online experience. Services include:

•	DIET: A robust and highly interactive component of Aperture Health's fitness oriented services enabling members to design meal plans to meet their specific dietary and weight loss needs.

•
FITNESS: A unique on-line fitness service providing customized exercise and fitness programs designed to meet a specific patient's needs based on medical history, physical condition and personal objectives.

•
PERSONAL HEALTH RECORD: Comprehensive repository available online; answering the need to store and manage the full spectrum of personal health information including blood chemistry, laboratory results, insurance information, medications, physician information, etc.

•
EMERGENCY MEDICAL RECORD: wellness360 Emergency Medical Record is a synopsis of critical information in a member’s Personal Health Record that can be quickly retrieved by emergency responders or emergency personnel maximizing the highest quality of care possible.

•
RESOURCE LIBRARY: wellness360 provides its members access to a comprehensive database of health and medical information as well as breaking news that is kept up-to-date daily.  Information in gathered and filtered based on a member’s needs (as defined by their Personal Health Record content) or topics of interest.

•
HEALTH RISK ASSESSMENT: Each wellness360 member is administered a concise 40-question online health risk assessment designed to identify areas of interest or risk including, genetic propensities, diseases processes, activity level and social risks (e.g. alcohol consumption, seatbelt utilization, etc.).

•
PAPER MEDICAL RECORDS STORAGE: wellness360 members are welcome to store all their “paper” medical records and supporting documentation in their online document files.  Members can either scan their paper documents or issue a “Fax Request” to their providers or laboratories which in turn are faxed directly to wellness360 and stored in their online file cabinet.

•
SOCIAL NETWORK: wellness360 members enjoy the benefits of social network paired with the ability to develop connections with individuals like themselves.  wellness360 Community members may create any number of channels (or forums) defined by an infinite variety of variables including, lifestyle, medications, disease state, diet profiles, descriptive statistics (e.g. weight, blood pressure, etc.) and exercise strategies.

•
EXPERT BLOGS: Blogging is a fundamental component of social networking.  Aperture’s strategy, however, is to punctuate the benefits of generic blogging with the addition of a new domain specifically for wellness360 experts (e.g. health care professionals, lifestyle coaches, pharmaceutical professionals, etc.) each contributing content specific to their area of interest and providing a venue for sharing and gaining of knowledge.

The Advertising Model

Aperture Health’s online structure provides a valuable platform for advertisers by allowing them to target messages based on a variety of filters including: demographics, psychographics, health history, diet and fitness activities, and member’s personal interests. Overall, the Aperture Health believes advertisers will be drawn to wellness360 because of its unique and highly differentiated user base. Aperture Health's ability to reach users overtly interested in their personal wellness makes the Aperture Health advertising proposition attractive to healthcare, as well as traditional consumer product and service companies. Online advertising is one fo the most explosive growth industries in America. According to the Center of the Digital Future at the USC Annenberg School, online advertising revenues hit $3.9 billion in the first quarter of 2006 – up 38% over the same period in 2005 and 6% over the last quarter 2005.

Today, 88% of web users consider the Internet to be an important source of information for them – a substantial increase from the 66% in 2006 – and substantially higher than television (68 percent), radio (63 percent), and newspapers (63 percent).

Internet advertising for the first half of 2007 hit $10 billion – up 27% from the same period last year, according to the Internet Advertising Bureau (“IAB”). Even though the various types of Internet advertising still make up only a small percentage of the overall ad industry (about 9.5%), the growth of Internet advertising is predicted to be 85% between 2006 and 2009. 85%. According to Forrester Research’s U.S. Interactive Marketing Forecast 2007-2012: marketing spending will grow to $61 billion by 2012, an increase driven by marketers who intend to leverage distribution of channels rather than pour new spending into a single place. Forester Research predicts that interactive marketing will top $61 billion by 2012; Search marketing will triple in five years; Social networking based media will drive emerging channels to $10.6 billion by 2012.

Online advertising will not only be the driving force behind Internet economics, it will clearly result in a shift away from generic channels (e.g. television, radio and print) toward the powerful targeting capacity offered by Internet web sites, with wellness360 providing unprecedented granularity and message targeting.

Market

Aperture Health believes that the market opportunity for “Online Health Information and Services” is substantial and clearly driven by consumer needs and desires. According to the 2006 Pew Internet & American Life Project (“IALP”):

•	One Hundred Thirteen (113) million Internet users sought health information online

•	IALP results translate to 80% of American internet users in 2006 actively searched for information on at least one health topic which is consistent with the statistics for 2002 and 2004.

•	Eight (8) million adults search for a health topic daily, which is about the same frequency with which Internet Users pay bills online, read blogs, or look up phone numbers.

According to IALP polling, over the last seven years health information gathering remained a consistent and popular activity amongst most Internet users.  Additionally, these results are corroborated by similar surveys conducted by Harris Interactive, the Digital Future Project, and the Kaiser Family Foundation.

Of equal importance is the trend toward organizational wellness.  Employers more specifically understand that preventing chronic conditions in the workplace is far less costly than treating and managing disease as it occurs.  Consistent with this understanding, a survey conducted by the DMAA: The Care Continuum Alliance, 91% of employers and health plans intend to implement a wellness program within the next year.  According to the American Journal of Health Promotion, annually physically active employees are $391 less expensive than inactive workers.  As such, employee oriented wellness and fitness programs commonly yield a 100% to 300% return on investment in as little as five years.
As in the old adage of “describing an elephant is all a matter of your point of view” the market potential for wellness varies dramatically – from $5 Billion to $260 Billion annually.  Of importance, however, is the growing interest in health and wellness by substantial players committed to carve out their portion of what is clearly an untapped market.

Online Communities: The Social Effects Grow

Center of the Digital Future at the USC Annenberg found profound social impact produced by growing participation in online communities. The Digital Future Project found that membership in online communities has more than doubled in only three years. More than half of online community members (54 percent) log into their community at least once a day, and 71 percent of members said their community is very important or extremely important to them. Of interest, 56 percent of members reported meeting their online counterparts in person.

The study found that participation in online community membership has particularly dramatic effects on participation in social causes. Three-quarters of online community members said they use the Internet to participate in communities related to social causes, with 40 percent saying that they use the Internet at least monthly to participate in such communities. Eighty-seven percent of online community members are participating in social causes that are new to them since their involvement in online communities began. And, a large and growing percentage of members -- now 55 percent -- say they feel as strongly about their online communities as they do about their real-world communities.

Clearly, the growth of online communities is opening a range of opportunities for social connection, involvement and communication that could not have been anticipated even five years ago. The emergence of online communities is demonstrating that opportunities to be involved in common projects and idea sharing about any subject we choose and with people anywhere on Earth is possible and practical.

Competition

The market potential of health and wellness will prove simply to alluring to a great many organizations, large and small alike. Interest in the health and wellness information marketplace is punctuated by commitments from Microsoft, Google, WellPoint, WebMD and upstarts such as Revolution Health.

SWOT Analysis

STRENGTHS

•	Comprehensive suite of wellness, health, lifestyle serves
•	Innovative cash rewards program
•	Tested and proven software
•	Robust data storage: elect. Medical records, emergency record, HRA, etc.
•	Time advantage
•	Health monitoring technologies and data analytics

•	Unparalleled advertising granularity/targeting
•	Seasoned management team
•	Innovative in “in place” distribution strategy
•	Experiencing dramatic growth trajectory
•	Relationships – especially in hospital industry
•	Integrated cell / SMS with website
•	Demonstrated member adoption
•	Extensive content – proprietary and third party
•	Social network feature – in process
•	Advertiser adoption
•	Independent from the evil masters

WEAKNESSES

•	Capital
•	Limited market share
•	Low barriers to entry
•	Limited “expert” content

OPPORTUNITIES

•	Unlimited alliance partnerships
•	Vacuum of market leadership
•	Viral expansion opportunities
•	Health care costs spiraling out of control with no apparent solutions
•	Partnership synergies – community sponsorship, product tie-in
•	Burgeoning markets – 91% of enterprises in US either seeking or have a wellness program
•	Expansive market – the sick, the well, and everyone in-between

THREATS

•	Large potential competitors – insurance co’s, Google, Microsoft
•	Consumer apathy

Member Retention
Aperture Health’s strategy to maximize member retention and utilization is firmly rooted in four fundamental objectives:

•	Promote cultural support via Sponsor support and encouragement
•	Provide valuable and useful services
•	Rewards paid in proportion to the value of member activities
•	Encourage integration of wellness360 into their social fabric

Sponsor Support: Key to fostering an effective health and wellness attitude among a Sponsor’s Affiliates is integration of the wellness message into the Sponsor’s culture. It is the development of Strategic Alliances with Sponsors and distribution agents (e.g. insurance brokers) that differentiates wellness360 from the average wellness offering available to corporate America.

Useful Services: Recognizing that Internet users have access to thousands of sites offering similar services, wellness360 is committed to offering a variety of services addressing the wide spectrum of member needs.  It is this unique “Full Service/Integrated” approach that makes wellness360 the member’s one-stop shop for health, wellness, and lifestyle issues.

Valuable Rewards: According to a recent study by PriceWaterhouseCoopers, 80% of CEOs from 150 large employers believed the most promising option for reducing corporate health care cost increases is to provide incentives to employees. Unfortunately, under the typical wellness offering, added incentives increase the cost of delivering wellness and healthcare services. In contrast, wellness360 incorporates a highly lucrative rewards program that is fully funded by third-party advertisers. In doing so, members enjoy unlimited and much needed cash rewards for visiting and utilizing wellness360. Aperture Health constantly reminds our members that “It Pays to be Healthy®”.

Social Fabric/Online Community: According to the Center of the Digital Future at the USC Annenberg School, 45 percent of Internet users consider “social networking” very important in helping them to maintain social relationships. On average, Internet users represent having 5.2 friends online whom they have never met in person. Aperture Health incorporates social networking as a fundamental support element of wellness360. In doing so, not only is wellness360 a conduit for social interaction, it becomes a vehicle for support of a member’s wellness initiatives.

Intellectual Property

Aperture Health has applied for a patent of the wellness360 economic model.  The patent is currently pending approval. The Company has also submitted trademark applications for “It Pays to be Healthy”, and “wellness360”.

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

Employees

As of June 30, 2008, we had ten (10) full-time employees and one part-time employee. Of these employees, three were engaged in providing business development services, two were engaged in information technology, and five were engaged in general and administrative activities. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and have positive employee relationships.

ITEM 1A.  RISK FACTORS

The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include but are not limited to, the following:

We are an early stage company and have a limited operating history

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

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future

As of June 30, 2008, the Company had an accumulated deficit of $27,169,545. We plan to maintain or increase our marketing expenses and general overhead, subject to meeting certain funding goals. We believe that our business proposition will be appealing to both the healthcare and corporate benefits communities. There is no assurance, however, that we will be able to successfully market our services in a profitable manner. If the market acceptance for our services slows, its margins and profitability will suffer. The Company is unable to predict whether its operating results will be profitable. Management believes that long-term profitability and growth will depend on its ability to:

•	Develop brand name awareness;
•	Successfully identify viable market opportunities;
•	Provide healthcare consumers with valuable and interesting services;
•	Develop viable strategic alliances; and
•	Maintain sufficient transaction volume.

We will need to raise substantial additional capital to fund our operations, and failure to obtain funding when needed may force us to delay, reduce or eliminate its products and services

Our operations have consumed substantial amounts of cash since inception. We anticipate having to make significant capital expenditures in the future to:

•	Increase marketing and promotion of our products and services;
•	Increase staffing;
•	Increase IT technology research and development; and
•	Explore new markets for our products and services.

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

We may be subject to professional liability risks which could be costly and negatively impact our business and financial results

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

Loss of key executives and failure to attract qualified managers, technologists and sales persons could limit our growth and negatively impact our operations

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Thomas Banks, Chief Executive Officer and Chairman of the Board of Directors, for his skills, experience, and knowledge of the company and industry contacts. Currently, we do not have an employment agreement with Mr. Banks. The loss of Mr. Banks, or other members of our management team, could have a material adverse effect on our business, results of operations or financial condition.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties

We are directly or indirectly subject to extensive regulation by both the federal government and the states in which it conducts its business, including the federal Anti-Kickback Law and similar state anti-kickback laws, the Stark Law and similar state laws affecting physician referrals, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996 and similar state laws addressing privacy and security, state unlawful practice of medicine and fee splitting laws, state certificate of need laws, the Medicare and Medicaid regulations, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and requirements for handling bio-hazardous and radioactive materials and wastes.

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

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage

We possess a broad range of propriety technologies and processes which may or may not be subject to protection under copyright, trademark and or patent law. We intend to make every effort to protect its proprietary technologies with all applicable copyright, trademark and patent law available at that time.

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

We will need to increase the size of its organization, and may experience difficulties in managing growth

We are a small company with ten (10) full-time employees and one part-time employee as of June 30, 2008. We expect to experience a period of significant expansion in headcount, facilities and infrastructure and anticipate that further expansion will be required to address potential growth in customers and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

The ownership interests of our officers and directors could conflict with the interests of our other stockholders

As of June 30, 2008, our officers and directors beneficially owned approximately 36.3% of its common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

It may be difficult for a third party to acquire us even if doing so would be beneficial to our shareholders

Some provisions of our Articles of Incorporation, as amended, and Bylaws, as well as some provisions of Nevada or California law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our shareholders.

There is no existing market for our common stock

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol "APRE." The volume of trading of our common stock and the number of shares in the public float are small. Sales of a substantial number of shares of common stock into the public market in the future could materially adversely affect the prevailing market price of our common stock

The market price of our common stock may be adversely affected by several factors

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

Our common stock may be deemed a penny stock with a limited trading market

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of the 1934, as amended, or Exchange Act. The penny stock rules apply to Non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period of time, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult: (1) to obtain accurate quotations, (ii) to obtain coverage for significant new events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of the Company’s stock

We do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on shares of common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

A sale of a substantial number of shares of the Company’s common stock may cause the price of our common stock to decline

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

If we fail to manage our growth effectively, we may not be able to take advantage of market opportunities

We must continue to expand our operations to meet the demands of our advertisers, members, and other constituents. To accommodate our growth, we anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems, all of which require substantial management efforts.

We also will need to continue to expand, train, manage, and motivate our workforce as well as manage our relationships. We will likely need to add sales and marketing offices and personnel to service sponsor and agent relationships. As we add membership, we incur greater costs and expenses to maintain our software and IT infrastructure.

All of these endeavors will require substantial managerial efforts and skill, as well as the incurrence of additional expenditures. We can provide no assurance that we will be able to manage our growth effectively, and we may not be able to take advantage of market opportunities, execute our expansion strategies, or meet the demands of our advertising clients.

Future acquisitions may have an adverse effect on our ability to manage our business

We may acquire businesses, technologies, services, or products which are complementary to our core business. Future acquisitions may expose us to potential risks, including risks associated with:

•	The integration of new operations, services and personnel;
•	Unforeseen or hidden liabilities;
•	The diversion of resources from our existing business and technology;
•	Our potential inability to generate sufficient revenue to offset the new expenses of the acquisition(s); or,
•	The potential loss of or harm to relationships with both employees and advertising clients resulting from our integration of new businesses

Any of the potential risks listed above could have a material and adverse effect on our ability to manage our business, our revenues, and our ability to generate net income.

We may need to raise additional debt funding or sell additional equity securities to make such acquisitions. The raising of additional debt funding by us, if required, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets that would restrict our operations. The sale of additional equity securities would result in additional dilution to our shareholders.

Our internal controls over financial reporting and our controls and procedures may in the future be inadequate

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public reporting company in an era of increasing regulation, our requirements for enhanced financial reporting and internal controls are expanding. We have strengthened our controls substantially over the past year as a result of meeting our obligation to document and test our internal control procedures pursuant to the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management’s assessment of the effectiveness of its internal controls. We recognize that the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Notwithstanding the strides we have made, we cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business

There is no assurance that our proprietary software, our business model, or other aspects of our business do not or will not infringe upon trademarks or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses and diversion of management time in defending against these third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

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

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any material litigation.  From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are aware of no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third fiscal quarter of fiscal year 2008, the Company filed an Information Statement with the Securities and Exchange Commission. On January, 11, 2008, the company obtained the written consent of the holders of a majority of the common stock to elect a slate of directors put forward by management. The same written consent approved an amendment to the Company’s Articles of Incorporation that would change our name from flexSCAN, Inc. to Aperture Health, Inc.

PART II

ITEM 5.  MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

The Company’s common stock currently trades on the Over-the-Counter Bulletin Board, under the trading symbol of “APRE”. Because we are listed on the Over-the-Counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a NASDAQ market or other exchange.

The following table sets forth for each the high and low bid quotations for the common stock as reported by OTC Bulletin Board.

Fiscal 2007	Low	High
July 1, 2006 through October 31, 2006	$0.13	$1.70
November 1, 2006 through December 31, 2006	$0.12	$0.40
January 1, 2006 through March 31, 2007	$0.11	$0.16
April 1, 2007 through June 30, 2007	$0.08	$0.25

Fiscal 2008 to present	Low	High
July 1, 2007 through September 30, 2007	$0.08	$0.20
October 1, 2007 through December 31, 2007	$0.08	$0.15
January 1, 2008 through March 31, 2008	$0.05	$0.14
April 1, 2008 through June 30, 2008	$0.02	$0.10
July 1, 2008 through September 30, 2008	$0.01	$0.05
Source: Yahoo Finance

Holders

On September 28, 2008, the Company had approximately 895 stockholders of record of our common stock.

Dividends

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

Equity Compensation Plan Information

The following table sets forth information concerning options to purchase shares of our common stock granted to our named executive officers in the fiscal year ended June 30, 2008.

Executive Officer	Shares of Common Stock Underlying Warrants	Shares of Common Stock Underlying Stock Options	% of Total Options and Warrants Granted to Company Employees	Exercise Price Per Share	Expiration Date	Grant Date Present Value (3)
Harry Stavrou	--	1,500,012 (1)	30%	$0.40	10/5/2011	$142,964
Thomas Banks	1,250,000 (2)	--	25%	$0.20	10/16/2018	$124,985

(1)
Option has a term of three years, subject to earlier termination in certain events related to termination of employment. The option begins to vest on the first month subsequent to the grant date. To the extent not already exercisable, the warrants shall become exercisable in full in connection with, and immediately prior to the consummation of any liquidity event. This option was granted at a value determined by the Chief Executive Officer

(2)	Warrant was granted to Mr. Banks pursuant to a board resolution which effected a “replacement” of personal shares for certain qualifying stock transactions.

(3)
As suggested by the SEC’s rules on executive compensation disclosure, the Company used the Black-Scholes model of option valuation to determine grant date pre-tax present value. There can be no assurance that the amounts reflected in this column will be achieved.

Recent Sales of Unregistered Securities

All information regarding the sale of any unregistered securities in fiscal year 2008 has been previously disclosed in the Company’s Form 10-Q and Form 8-K filings.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

The following discussion presents information about our results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Report.

Overview

Aperture Health is a healthcare information and services organization focusing on providing high technology medical information management to the healthcare consumer, along with a unique incentive program designed to abate the rising costs of healthcare to both employers and employees. We believe that our patent-pending and proprietary program wellness360™ is an industry-first for corporate health and wellness management. wellness360™ packages advertising and marketing research opportunities with 'no-cost' corporate health and wellness services, then rewards agents, sponsors, employers, employees, and general membership for using the services. The program leverages innovative technology to provide participants with free comprehensive health and wellness services, an online personal health record system, online lifestyle guides for fitness and nutrition, and online progress tracking. Members and their sponsors receive economic rewards for using the free services and for participating in advertiser-sponsored activities.

We have a limited operating history and as a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. The market for wellness programs is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: timing and market acceptance, introduction of competitive services, price and customer’s interest in incorporating mywellness360 into its suite of employee benefits. For additional uncertainties and risks that may affect our business please see the section entitled "Factors That May Affect Future Results" at the end of this Item.

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect more significant judgments and estimates used in the preparation of the financial statements:

Allowance for Doubtful Accounts. The Company does not maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments as the company has not experienced any material credit losses through June 30, 2008. The allowance for doubtful accounts, when necessary, will be based on specific identification of customer accounts and a best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectability of receivables at least quarterly. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance may be required. The differences could be material and could significantly impact cash flows from operating activities.

Revenue Recognition. The Company’s advertising revenue is generally recognized when the advertisements are displayed to Aperture Health’s online members. Monies collected in advance of the service being provided are recorded as deferred revenue

Derivative Instruments. From time to time, the Company issues debt securities that contain features that are considered embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of these derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. The Company also issues warrants from time to time as incentive compensation for employees, officers, members of the board of directors, and consultants. In the event of issuing a warrant for this purpose, derivative accounting applies. Accordingly, the Company conducts a Black Scholes calculation to determine the fair value of the warrant instrument. If the warrants are fully vested at issuance, then the full expense (fair value) is booked at issuance. However, if the warrants vest over time, then the expense associated with the warrant instrument is amortized on a pro-rata basis over the vesting period. Another scenario adopted periodically by the Company is the issuance of a debt instrument with attached warrants. In this final scenario, the Company accounts for the expense following a two step process as prescribed under APB14: First, we adjust the carrying value of the debt and reflect the value calculation under Black Scholes as interest expense, with a debit to interest expense and a credit to debt discount. Secondly, pursuant to the rules under APB14, a debit entry is made to debt discount and credited to additional paid in capital. All of our warrants, which are attached to debt, fully vest at issuance. Accordingly, the debt discount entries described above offset one another and the net entry is a charge to interest expense for the derivative cost and a credit to additional paid in capital. Should the warrants vest over time, then the interest expense and credit to debt discount would follow an amortization schedule. In this event, the debt discount entries would not offset and there would be a debit balance for the debt discount account, which reduces over time in a direct relationship with the amortization of the interest expense.

Results of Operations

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

Sales

Sales for the twelve months ended June 30, 2008 and 2007 were $67,868 and $57,178 respectively. The increase of $10,690 resulted from greater advertising sales. The improvement was possible because on-line traffic and exposures were greater in the current fiscal year than in the previous year. The wellness360 suite of services has not generated a material level of revenues to date. Management expects to significantly increase its membership base during fiscal year ending June 30, 2009 and it further anticipates that the website will become a much more attractive venue for marketers, advertisers and researchers.

Cost of Sales

Cost of sales consists of printing costs associated with enrollment forms that have embedded physical advertisements. Cost of sales decreased from $24,670 during the year ended June 30, 2007 to $13,411 for the year ending June 30, 2008. This decrease of $11,259 is due to a reduced emphasis in distributing paper enrollment forms in favor of promoting online membership and advertising.

Selling, general and administrative expenses

Selling, general and administrative expenses, which include personnel costs for administration, information systems, and general management, as well as facility expenses, professional fees, legal expenses, and other administrative costs, decreased to $3,223,957 during the twelve months ended June 30, 2008 from $5,771,501 for the same period in 2007. This decrease of $2,547,544 is attributed to the overall reduction in fair value of incentive warrants and warrants issued in exchange for services, all of which are non-cash expenses. For the fiscal year ended June 30, 2008, derivative warrant were equal to $974,075 compared to $3,941,777 for the same period in 2007, representing an expense reduction of $2,967,702. Disregarding warrant related expenses, there was an increase in selling, general and administrative expenses of $420,158 for the fiscal year ended June 30, 2008 versus the prior year period.

The largest “increase” in selling, general and administrative expense was attributed to forgiveness of payables from vendors. For the fiscal year ended June 30, 2007, the forgiveness, a credit to the statement of operations, was $399,586 as the Company was aggressively settling vendor accounts associated with the discontinued diagnostic screening operations. In the current fiscal year, there were non-cash settlements representing forgiveness of approximately $75,000, for a net increase to this expense line of approximately $325,000. Payroll expenses, included payroll taxes, increased from $996,135 in fiscal year ended June 30, 2007 to $1,259,245 in the current fiscal year, representing an increase of $263,110. This increase is attributed to the increase in headcount, especially in the information technology department.

Interest Expense

Interest expense for the year ended June 30, 2008 was $356,687 compared to $662,413 during the year ended June 30, 2007. The decrease of $305,726 was primarily due to reduced amortization of the debt discount charged against notes issued during the year. Debt discount amortization in the current fiscal year was $122,135, which represented a reduction of $229,662 compared with the $351,797 of debt discount amortization recorded during the fiscal year ended June 30, 2007.

Net Loss

Net losses for the years ended June 30, 2008 and 2007 were $3,524,426 and $6,017,273, respectively. The decrease in net losses is primarily due to a decrease in non-cash expenses from warrant issuances.

Liquidity and Capital Resources

During the year ended June 30, 2008, the Company issued an aggregate of $520,000 in unsecured notes payable to officers, directors, and large shareholders of the Company and no unsecured notes to third parties. The proceeds were used for working capital purposes. In addition, the Company issued $1,110,000 in convertible debentures to related parties and third parties.

During the year ended June 30, 2008, the Company issued an aggregate of 8,143,615 shares of common stock in exchange for the conversion of debentures, conversion of other debts, and in exchange for services as detailed in NOTE 7. In addition, the Company cancelled and reversed a stock subscription of 10,000,000 shares because the investor forfeited the transaction by failing to fund the transaction within the required period of time. Overall, there was a net reduction in shares issued and outstanding of 1,856,385. The issuances of common stock, except for the exercising of warrants, were all non-cash transactions and, therefore, did not generate any direct liquidity for the Company during the year ended June 30, 2008. On January 11, 2008, two investors exercised 437,500 warrants at a strike price of $0.20, which generated a cash infusion of $175,000 for the Company. The collection of accounts receivable and miscellaneous receipts generated a relatively immaterial level of cash flow.

The Company also strengthened its balance sheet through forgiveness of indebtedness transactions during the year ended June 30, 2008 in the amount of approximately $75,000. Moreover, the Company ran a promotional campaign in the form of a raffle, which wrote off a motor vehicle, valued on the books at $60,000, against advertising and promotion expenses.

At June 30, 2008, the Company had total assets of $315,467 compared to total assets of $597,907 at June 30, 2007. Cash was $3,124 as of June 30, 2008, a decrease of $178,755 from the $181,879 cash on hand as of June 30, 2007.

Accounts receivable was $8,351 at June 30, 2008 compared to a balance of zero June 30, 2007. In the prior year, all advertising sales were paid in advance. For the year ended June 30, 2008, there were no credit losses and the year-end balance of $8,351 was subsequently collected.

Net fixed assets totaled $14,487 at June 30, 2008 compared to $58,759 at June 30, 2007, a decrease of $44,272. The decrease in net fixed assets is attributed to depreciation and amortization.

Total liabilities at June 30, 2008 were $2,429,129, an increase of $697,570 (40%) from the $1,731,559 at June 30, 2007. Accounts payable and accrued expenses were $458,002 as of June 30, 2008, reflecting a nominal increase of $5,454 (1%) from the 452,548 balance as of June 30, 2007. Although the Company reduced its payroll tax obligation to the IRS from $128,484 as of June 30, 2007 to $51,127 as of June 30, 2008, there were significant increases in the accruals for employee items and interest.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $3,524,426 during the year ended June 30, 2008. Also, the Company has a working capital deficit of $1,617,315 and a stockholders’ deficit of $2,113,662 at June 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product distribution and sales; technological advances and the Company’s ability to establish collaborative arrangements with potential distribution and service relationships to expand Aperture Health’s market reach. The Company’s capital resources will be focused primarily on the marketing of its wellness360 services and development of revenue relationships with sponsors (e.g., large employers), advertisers, clinical researchers and marketers. Currently the Company’s existing capital resources are insufficient to fund operations for the next 12 months. The Company is currently working to raise additional capital to finance operations until the Company achieves breakeven operations.

To date, the Company’s sources of cash have been primarily limited to the sale of promissory notes and convertible debenture securities, issuance of convertible debt, and borrowing. The Company cannot guarantee that revenue from wellness360 activities will increase adequately to sustain operations in the near term, nor can the Company be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that could impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of the Company’s products and or services.

Contractual Obligations and Contingent Liabilities and Commitments

The Company leases its facility and certain equipment under non-cancelable operating lease arrangements that expire at various dates through 2011. The following table summarizes future minimum payments for these leases as of June 30, 2008:

	FY 2009	FY 2010	FY 2011	Total Due over next 3 Years
Operating Leases	$226,903	$8,500	$8,500	$243,903

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Reference is made to the Recent Accounting Pronouncements included in the Notes to the Financial Statements for a discussion and analysis of recently issued accounting pronouncements and their impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMETARY DATA

The information required by this item appears following Item 15 of this report and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The management of Aperture Health is responsible for establishing and maintaining adequate internal control over financial reporting. Aperture Health’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Aperture Health management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment we believe that, as of June 30, 2008, the company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the name, age and position of each of our directors and executive officers. Directors as of June 30, 2008:

Name	Age	Position with the Company
Thomas Banks	56	Chief Executive Officer, Director and Chairman of the Board
Kenneth Westbrook	58	President and Director
Francis X. Pisano	53	Chief Financial Officer, Director, Member of Compensation Committee
Harry Stavrou	46	Chief Technology Officer
Maurice J. DeWald	68	Director and Chairman of the Audit Committee
Heidi Patterson	54	Director, Member of the Audit Committee and Compensation Committee Chairperson
John M. Word, III	59	Director
Edward J. Brown, Jr.	60	Director
James Brakke	59	Director

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

Thomas Banks is Aperture Health’s founder and is in charge of the day-to-day operations of the Company. Prior to the founding of Aperture Health Mr. Banks founded guideSMART.com, a world class Internet portal and business-2-business Web community and Application Service Provider employing a franchise distribution model.  Before guideSMART, Mr. Banks was the founder of Santiago Data Systems, Inc., which he ran from February 1980 until March 1997. While Santiago’s CEO, Mr. Banks specialized in the development, sales and marketing of health care practice management software. Before Santiago, Mr. Banks was with the Radio Shack division of Tandy Corporation where he was integral in the training and coordinating of the Radio Shack’s Computer Center retail operations.

Kenneth Westbrook joined Aperture Health as its President and Director in July, 2006. Mr. Westbrook is responsible for marketing, distribution, and operations at Aperture Health. He has held senior executive positions with many well-known names in healthcare. While at Tenet from 1997 to 2004, he was the senior vice president of operations responsible for up to 16 acute care hospitals in the Southwest generating in excess of $130 million EBITDA annually. In 1996, he was the senior vice president of operations for over a third of OrNda Healthcorp's hospitals generating $1 billion in gross revenues. From 1988 to 1995 he also served as the chief operating officer for HCA Healthcare Corporation's Pacific Division as well as previously the CEO for four other California community hospitals. Most recently, Westbrook retired from his role as chief executive officer of CareMore Medical Enterprises, where he oversaw three divisions and led the management team increasing CareMore’s HMO enrollments from 250 a month to 1,800. EBITDA rose from $19 million in 2004 to $39 million in 2005. CareMore was recently sold to JPMorgan Partners for $235 million. Mr. Westbrook has an MBA and an MA in Healthcare Management from University of Redlands and was honored with a Legacy of Life Award from the American Heart Association.

Francis X. Pisano has served as the Company’s principal accounting and finance professional since the Company’s listing on the OTCBB. He is a founding partner and currently heads the Marketing and Financial and Business Services Departments of Hoffski Pisano. Mr. Pisano earned a Bachelor of Science in both Accounting and Marketing at Fordham University. He earned his Juris Doctor Degree at Western State University. Mr. Pisano is a Certified Public Accountant, attorney, and a registered representative with the NASD with over 25 years of professional experience. Prior to co-founding the firm, Mr. Pisano held positions at national firms in Orange County and was an instructor in taxation at Orange Coast College. He presently lectures on tax planning, financial planning and estate planning.

Mr. Stavrou Joined the Company in October of 1997 and leads all aspects of IT and software development. He is a seasoned IT professional receiving a degree in computer information systems from California State Polytechnic Institute Pomona. His career focus for the past fifteen years has been technology for the laboratory industry specifically focusing on information integration and clinical trials. Mr. Stavrou has held executive level positions at numerous laboratories (including Specialty Laboratories, US Labs, Clarient, and Quest) addressing the IT demands of infectious disease detection and management of anatomical pathology services.

John M. Word III, CLU, RHU, REBC, was elected to the board in January, 2008. He is renowned for transforming the California insurance broker's role in the small group health benefits marketplace through his pioneering technological and marketing advances since 1972. Together with Edward J. "Rusty" Brown, Jr., Word founded the Word & Brown General Agency to market and distribute health plans through California's huge brokerage community; and by 1986, the company was recognized as the largest independent small group health distributor in the nation. Sensing that employers needed assistance and qualified service with Federal COBRA laws, the company launched the nation's first COBRA administration operation.

Maurice DeWald brings 30-years of audit experience to Aperture Health having been the managing partner of KPMG’s Los Angeles, Orange County and Chicago offices. He is currently the CEO of Verity Financial Group, Inc., a private equity firm, and serves on the board of Integrated Healthcare Holding, Inc., Advanced Materials Group, Inc. and Clearant, Inc. Mr. DeWald holds a BBA degree from the University of Notre Dame.

Edward J. "Rusty" Brown, Jr., CLU, was elected to the board in January, 2008. He is highly respected throughout the healthcare insurance industry for establishing and delivering standards of performance and service designed to exceed all customers' expectations, and for enhancing the California health insurance brokers' ability to serve their client's needs and best interests.  Brown began his career in the early 1970's as an agent for the John Hancock Mutual Life Insurance Company in upstate New York, where he was the youngest producer to be honored with entry in the 119-year-old company's President's Honors Club.

Heidi Patterson, formerly the Chief Executive Officer of the Pacific Northwest Region of the American Red Cross from 1994 through 1999 and recently retired as the National Director of the Red Cross Umbilical Cord Blood Banking program.  Ms. Patterson holds degrees in both Biology and Medical Technology. Ms. Patterson’s executive experience with the Red Cross makes Ms. Patterson a uniquely gifted member of Aperture Health’s board of directors and is committed to fulfilling Aperture Health’s charter to be a fundamentally sound and responsible member of the healthcare community.

James Brakke was elected to the board in January, 2008. He is a resident of San Juan Capistrano, California and is an insurance and financial services executive with thirty-five years of experience. With extensive experience in insurance services and corporate governance, Mr. Brakke served on many committees including loan and compensation committees.

Mr. Brakke is currently the president of Brakke-Schafnitz Insurance Brokers, a firm he co-founded in 1971. The commercial insurance brokerage and consulting firm manages in excess of $180 million of insurance premiums with both domestic and international insurers.

There are no family relationships between any of our directors or executive officers.

Corporate Governance

We seek to follow best practices in corporate governance in a manner that is in the best interests of our business and stockholders. Our current corporate governance principles, including the Code of Ethics and the charters of each of the committees of our Board of Directors are all available upon request. We believe we are in compliance with the corporate governance requirements imposed by the Sarbanes-Oxley Act and the Securities and Exchange Commission. We will continue to modify our policies and practices to meet ongoing developments in this area.

Board Committees

Our board of Directors has two structured standing committees: Audit Committee and Compensation Committee. Members of the individual committees are named below:

Audit Committee	Compensation Committee
Maury J. DeWald (Chairman)	Heidi Patterson (Chairperson)
Heidi Patterson	Maury J. DeWald

Audit Committee

The Company has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The permanent members are Maurice J. DeWald and Heidi Patterson, both directors. Mr. DeWald fulfills the function of financial expert and is independent pursuant to Item 402 (a) of Reg. S-B. The Audit Committee has responsibility for, among other things: monitoring the integrity of our accounts, ensuring that they meet statutory and associated legal and regulatory requirements and reviewing significant financial reporting judgments contained; monitoring announcements relating to our financial performance; monitoring the effectiveness of internal financial controls; making recommendations to the Board, regarding the appointment, re-appointment and removal of the external auditors, as appropriate; approving the remuneration and terms of engagement of the external auditors; monitoring and reviewing the external auditors’ independence and effectiveness of the audit process; developing policy for an pre-approval of the external auditors to supply non-audit services; reviewing the operation of the risk management process; and reviewing arrangements by which staff may raise complaints regarding financial reporting or other matters.

The board of Directors has determined that both of the members of the Audit Committee meet the independence criteria for audit committees and have the qualifications set forth in Rule 10A-3 under the Exchange Act.

The Audit Committee held seven meetings during the year ended June 30, 2008.

Compensation Committee

The Compensation Committee, which is composed of two independent directors, consults generally with management on matters concerning executive compensation. It makes recommendations on compensation generally, CEO salary, bonus awards, and supplemental compensation.

Directors’ Fees

Aperture Health does not currently compensate its non-employee directors for their services on the Board of Directors with a standard option to purchase shares of common stock. Each outside director receives stock options for services on a case-by-case basis to be determined by the Company’s Chief Executive Officer and the board of directors.

Code of Ethics

On September 12, 2005, the board of directors adopted a code of business conduct and ethics. The Company has posted the code of ethics on its internet website www.wellness360.com/codeofconduct.aspx.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth the annual and long-term compensation received in each of the last three fiscal years by (i) our Chief Executive Officer, (ii) the Company’s most highly compensated executive officers, in addition to the Chief Executive Officer, serving at the end of the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year, and (iii)  any executive officer of the Company who resigned during the last fiscal year whose salary and incentive compensation exceeded $100,000 in the last fiscal year.

	Annual Compensation			Long Term Compensation
Name and Principal Executive Officer Position	Fiscal Year	Salary	Bonus	Shares of Common Stock Underlying Stock Options and Warrants	Non-equity Incentive Plan Compensation	Non qualified deferred compensation Earnings	(5) All Other Compensation	Total ($)
Thomas Banks (1) Chairman and Chief Executive Officer	2008 2007 2006	$182,083 $245,000 $240,000	$ -- $ -- $ --	-- -- --	-- -- --	$67,917 -- --	-- -- --	$250,000 $245,000 $240,000
Kenneth Westbrook (2) Director, President	2008 2007	$158,330 $100,000	$ -- $ --	-- 1,900,002	-- --	$41,667 --	-- --	$200,000 $100,000
Jeff Reynolds (3) Controller	2008	$ 99,100	$ --	--	--	$23,400	--	$122,500
Harry Stavrou (4) Chief Technology Officer	2008	$94,950	$ --	1,500,012	--	$17,550	--	$112,500
(1) Mr. Banks founded the Company in February 2001 as Chief Executive Officer.
(2) Mr. Westbrook joined the Company on July 1, 2006. Mr. Westbrook converted his deferred compensation to equity during the year ended June 30, 2008.
(3) Mr. Reynolds joined the Company May 1, 2007.
(4) Mr. Stavrou joined the Company October 1, 2007.

Change of Control

Our Stock Warrants issued for employment and director services provide that all outstanding options will become vested and immediately exercisable in the event of a change of control or other Liquidity Events as defined in the warrant agreements.

The tables entitles “Outstanding Equity Awards at fiscal Year-End” and “Director Compensation” and the discussion related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the officers or directors in any of the covered fiscal years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2008, certain information concerning the beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 81,103,455 shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities).

		Securities Exercisable or Convertible Within 60 Days into Common Stock
Name	Common Stock	Shares issuable through Debentures	Shares issuable through Options/Warrants	Total Beneficial Ownership	Outstanding Shares Owned
Thomas Banks	19,544,486	-	4,295,000	23,839,486	22.7%
Kenneth Westbrook	1,920,860	-	1,725,002	3,645,862	4.3%
Jeff Reynolds	-	-	532,000	532,000	0.7%
Harry Stavrou	33,634	-	583,338	616,972	0.8%
Jeffrey Barbakow	10,000,000	-	10,000,000	20,000,000	19.8%
Jerome D. Nourse	5,017,500	-	25,000	5,042,500	5.9%
William Lane	4,987,500	-	-	4,987,500	5.8%
Heidi Patterson	5,587,159	400,000	9,276,666	15,263,825	15.8%
Maury J. DeWald	125,000	-	1,106,334	1,231,334	1.5%
John Word	-	125,000	288,000	413,000	0.5%
Edward Brown	-	125,000	288,000	413,000	0.5%
James Brakke	-	125,000	152,778	277,778	0.3%
All Directors and Exec. Officers (9 persons)	27,211,139	775,000	18,247,118	46,233,257	36.3%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain legal, tax and accounting services are provided by Hoffski and Pisano, a professional corporation. Francis X. Pisano is a partner in the firm and is both an officer and director in the Company. The firm prepares the Company’s tax forms and provides periodic reviews of the Company’s accounting controls and procedures. The firm charges the Company at standard and customary billing rates. Hoffski and Pisano charged the Company $11,425 during the year ended June 30, 2008.

Messrs. Word, Brown, and Brakke are managers and principals in insurance agencies that promote wellness360 to their clients. Their respective firms are sponsors and/or agents and would potentially receive substantial benefits from the adoption of wellness360. The amounts paid by the Company to the related insurance firms during the fiscal year ended June 30, 2008 was not material.

During the year ended June 30, 2008, the Company issued an aggregate of $520,000 in unsecured promissory notes to related parties and no unsecured notes to third parties. In addition, the Company issued $1,000,000 in convertible debentures to related parties. In connection with the convertible debentures, the Company issued a total of 1,250,000 warrants to purchase common shares at an exercise price of $0.20, which exceeded the market price of the Company’s common stock.

Director Independence

We follow the Nasdaq guidelines to Director Independence. Namely, that there cannot be factors involved that interfere with independent judgment. Nasdaq's rules provide that an independent director is a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Following is a summary of the aggregate fees billed for professional services by the Company’s principal accountants for the audits of our annual financial statements and reviews of the quarterly financial statements:

	2008	2007
Audit fees	$66,027	$73,750
Audit related fees	--	$34,813
Tax fees	--	--
All other fees	--	--
Total	$66,027	$108,563

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Our financial statements for the fiscal years ended June 30, 2008 and 2007 are filed with this report.

EXHIBIT INDEX

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

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principle Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

APERTURE HEALTH, INC.

FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Stockholders’ Deficit	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders
Aperture Health, Inc.
Nevada

We have audited the accompanying balance sheets of Aperture Health, Inc. as of June 30, 2008 and 2007 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aperture Health, Inc as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Aperture Health, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
October 13, 2008

APERTURE HEALTH, INC.
BALANCE SHEETS

	June 30, 2008	June 30, 2007

Assets
Current Assets
Cash	$3,124	$181,879
Accounts receivable	8,351	--
Prepaid expenses and other	--	7,926
Total current assets	11,475	189,805

Fixed assets, net	14,884	58,759
Other assets held for investment	251,358	311,358
Deposits, net	37,750	37,985

Total assets	$315,467	$597,907

Liabilities and Stockholder's Deficit
Current Liabilities
Accounts payable	$166,963	$184,756
Accrued expenses	291,039	262,792
Deferred compensation	278,153	255,511
Deferred revenue	--	49,980
Current portion of related party notes	708,131	306,000
Short term notes and current portion of long term notes	153,260	165,353
Deferred rent	31,244	23,273
Total current liabilities	1,628,790	1,252,665

Related party notes, net of current portion	350,000	50,000
Long term notes	450,339	396,099
Deferred rent, net of current portion	--	32,795
	2,429,129	1,731,559

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	--	--
Common stock - $0.001 par value; 150,000,000 shares authorized;
80,861,723 and 82,718,108 shares issued and outstanding in 2008 and 2007, respectively	80,862	72,719
Additional paid in capital	24,975,021	22,438,748
Accumulated deficit	(27,169,545)	(23,645,119)

Total stockholders' deficit	(2,113,662)	_(1,133,652)

Total liabilities and stockholders' deficit	$315,467	$597,907

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30

	2008	2007
Sales	$67,868	$57,178
Cost of sales	13,411	24,670
Gross profit	54,457	32,508

Selling, general and administrative	3,223,957	5,771,501

Loss from operations	(3,169,500)	(5,738,993)

Other income (expense)
Interest expense	(356,687)	(662,413)
Reversal of contingent liability	--	360,833
forgiveness of indebtedness	2,800	38,754
Other expense	(1,039)	(15,454)
Total other income (expense)	(354,926)	(278,280)

Loss before income taxes	(3,524,426)	(6,017,273)

Income tax expense	--	--

Net loss	$(3,524,426)	$(6,017,273)

Basic and diluted loss per share:
Loss per common share	$(0.05)	$(0.11)

Weighted average shares outstanding	76,400,562	53,334,439

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Preferred Series A		Preferred Series B		Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2006	--	$--	--	$--	47,641,284	$47,642	$15,780,356	$(17,627,846)	$(1,799,848)

Common shares issued for:
Cash	--	--	--	--	21,262,500	11,262	1,013,737		1,025,000
Debt and interest conversions	--	--	--	--	6,795,371	6,795	931,141		937,936
Warrants exercised	--	--	--	--	169,792	170	12,388		12,558
Services	--	--	--	--	1,934,536	1,935	203,208		205,142
Deferred compensation conversions	--	--	--	--	3,712,500	3,713	367,538		371,250
Assets held for sale	--	--	--	--	1,300,000	1,300	153,700		155,000
Estimated fair value of warrants:
Granted to employees	--	--	--	--	--	--	2,147,729		2,147,729
Issued for consulting services	--	--	--	--	--	--	1,681,462		1,681,462
Debt discount adjustments	--	--	--	--	--	--	177,392		177,392
Tryant default adjustment	--	--	--	--	--	--	(30,000)		(30,000)
Corrections	--	--	--	--	(97,875)	(98)	98		--
NET LOSS	--	--	--	--	--	--	--	(6,017,273)	(6,017,273)
Balance, June 30, 2007	--	$--	--	$--	82,718,108	$72,719	$22,438,748	$(23,645,119)	$(1,133,652)

Common shares issued for:
Services	--	--	--	--	500,000	500	54,500		55,000
Debt and interest conversions	--	--	--	--	4,468,904	4,469	928,070		932,539
Warrants exercised	--	--	--	--	875,000	875	174,125		175,000
Deferred compensation conversions	--	--	--	--	1,904,667	1,905	283,763		285,667
Estimated fair value of warrants:
Granted to employees	--	--	--	--	--	--	582,274		582,274
Issued for services	--	--	--	--	--	--	391,801		391,801
Debt discount adjustments	--	--	--	--	--	--	122,135		122,135
Cashless exercise of warrants	--	--	--	--	395,044	395	(395)		--
Forfeiture of subscription - Reverse PY entry	--	--	--	--	(10,000,000)	--	--		--
NET LOSS	--	--	--	--	--	--	--	(3,524,426)	(3,524,426)
Balance, June 30, 2008	--	$--	--	$--	80,861,723	$80,862	$24,975,021	$(27,169,545)	$(2,113,662)

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30

	June 30, 2008	June 30, 2007
Cash from operating activities
Net loss	$(3,524,426)	$(6,017,273)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	44,219	45,321
Amortization of debt discount	122,135	351,797
Estimated fair value of common stock issued for services	55,000	245,689
Estimated fair value of common stock issued for assets held for investment	--	155,000
Estimated fair value of common stock issued to employees	--	417,364
Estimated fair value of warrants issued for services	391,801	1,672,114
Estimated fair value of warrants issued to employees	582,274	2,269,663
Forgiveness of debt and accounts payable	(75,000)	(399,586)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,351)	9,588
Prepaid expenses and other assets	67,817	292
Accounts payable	57,208	(62,595)
Accrued expenses and deferred	389,552	(127,691)
Registration rights obligation	--	171,875
Net cash flows from operating activities	(1,897,771)	(1,268,442)

Cash from investing activities
Other assets held for investment	--	(311,358)
Purchases of fixed assets	--	(5,292)
Net cash flows from investing activities	--	(316,650)

Cash from financing activities
Proceeds for issuing common stock	--	1,025,000
Proceeds from exercise of common stock warrants	175,000	12,557
Additional loan obligations	1,680,000	847,383
Repayment of notes	(85,984)	(210,931)
Repayment of capital lease obligations	--	(59,335)
Net cash flows from financing activities	1,719,016	1,614,674

Net change in cash for the year	(178,755)	29,582
Cash, beginning of year	181,879	152,297
Cash, end of year	$3,124	$181,879

Supplemental disclosures:
Cash paid for interest	$37,477	$9,495
Cash paid for income taxes	--	--
Non-cash investing and financing activities:
Debt and deferred compensation converted to equity	932,539	1,207,725
Debt discount recorded for warrants and beneficial conversions	122,135	158,652

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Since its original incorporation on February 13, 2001, Aperture Health, Inc. (“Company” or “Aperture Health”), formerly known as flexSCAN, Inc., has been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through June 30, 2008, Aperture Health has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. Aperture Health’s business model is designed to provide access to leading-edge medical technology and services to the largest number of individuals in a unique and unprecedented corporate benefit program known as wellness360. wellness360 is a health, wellness and lifestyle program enabling employers the ability to lower their cost of health insurance by: (i) working to improve the general health and wellness of their employees, and (ii) enjoying tangible economic rewards as a result of their employees participation in Aperture Health’s online diet, fitness, online medical records, health risk assessment and internet health, wellness and lifestyle online services.

On January 11, 2008, the Company obtained the written consent of the holders of a majority of the common stock to approve an amendment to the Company’s Articles of Incorporation to change the name of the company from flexSCAN, Inc. to Aperture Health, Inc. On February 28, 2008, the name change was certified by the Secretary of State of the State of Nevada. The Board of Directors believes that the new name is an ideal fit for the business because it captures the notion that its members are able to inspect, view, and manage many areas of their lifestyle and medical information. Similarly, advertisers and medical clinicians are able to direct their promotions and offers to prospective buyers or enrollees on the basis of very specific medical and lifestyle criteria.

Basis of Presentation

The accompanying financial statements include the results of Aperture Health, Inc. and are presented in compliance with US GAAP.

Liquidity and Management’s Plan

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $3,524,426 during the year ended June 30, 2008. Also, the Company has a cash balance of $3,124, a working capital deficit of $1,617,315 and a stockholders’ deficit of $2,113,662 at June 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company maintains its cash accounts in financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2008, the Company had no deposits which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of its banking institution to manage its concentration risk exposure.

Customers

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company regularly monitors its customer collections and payments and will record a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. At June 30, 2008, there were accounts receivable in the amount of $8,351 and, since these receivables were collected in full, no reserve against accounts receivable was required.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at June 30, 2008 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Other Assets Held for Investment

This item is comprised of non-operating assets that were acquired with the intention to sell for a gain. As of June 30, 2008, the only asset is a parcel of unimproved land in Apple Valley, California. The asset is stated at cost.

Intangible Asset

The intangible asset is computer software, which is amortized using the straight-line method over its estimated useful life of three years. This asset had a nominal value of $397 as of June 30, 2008.

Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining useful lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or that demand for the Company’s services will continue, which could result in impairment of its long-lived assets in the future.

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

Convertible Debentures

The convertible feature of certain of the Company’s notes payable provides for a rate of conversion that is above market value and, therefore, not characterized as a beneficial conversion feature (“BCF”). The debentures are booked at their fair value and remain outstanding until repaid, converted, or otherwise settled.

Revenue Recognition

The Company’s advertising revenue is recognized when the service is provided. Monies collected in advance of the service being provided are recorded as deferred revenue.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs for the years ended June 30, 2008 and 2007 were $71,691 and $4,023, respectively.

Accounting for Stock-Based Compensation

Our share-based employee compensation arrangements are described in Note 7. Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. For warrants granted before April 1, 2006, we amortize the fair value on a straight-line basis. This is the same basis on which we amortized warrants granted before April 1, 2006 for our pro forma disclosures under SFAS 123. For warrants granted on or after April 1, 2006, we amortize the fair value on a straight-line basis. All warrants are amortized over the requisite service periods of the awards, which are generally the vesting periods. Because we used the modified prospective transition method, results for prior periods have not been restated. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In March 2008, FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities ("SFAS 161"), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. The Company has not yet determined the impact of the adoption of SFAS 161 on its financial statements and footnote disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its  financial statements the identifiable assets acquired, the liabilities assumed, any on controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company starting January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent,  the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a  parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement is effective for the Company beginning March 1, 2009. This statement is not currently applicable since it has no subsidiaries.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Certain legal, tax and accounting services are provided by Hoffski and Pisano, a professional corporation. Francis X. Pisano is a partner in the firm and is both an officer and director in the Company. The firm prepares the Company’s tax forms and provides periodic reviews of the Company’s accounting controls and procedures. The firm charges the Company at standard and customary billing rates. Hoffski and Pisano charged the Company $11,425 during the year ended June 30, 2008.

The Company also has received loans and notes from related parties, which are more fully described at Note 5 – Notes Payable, below.

NOTE 3 - FIXED ASSETS

Property and equipment consisted of the following at June 30, 2008 and 2007:

	2008	2007
Furniture and fixtures	$59,317	$59,317
Computer hardware	100,402	100,402
Telephone system	11,549	11,549
Computer software	7,513	7,513
Total fixed assets	178,781	178,781
Accumulated depreciation	(163,897)	(120,022)
Total fixed assets, net	$14,884	$58,759

Depreciation of fixed assets was $42,630 and $42,510 the years ended June 30, 2008 and 2007, respectively.

NOTE 4 – OTHER ASSETS HELD FOR INVESTMENT

The other assets held for investment were $251,348 and $311,348 at June 30, 2008 and 2007, respectively. The value at June 30, 2008 represented the cost of vacant land located in Apple Valley, CA. At June 30, 2007, other assets held for investment also included a decommissioned van that had been used to administer diagnostic screening services. The Company has listed the land with a real estate broker in the Apple Valley area with a hope of divesting the asset during the current fiscal year. The van was raffled in a sweepstakes contest among its members in a promotional campaign that took place in the fourth quarter of fiscal year ending June 30, 2008.

NOTE 5 – NOTES PAYABLE

Unsecured Promissory Notes and Convertible Debentures

During the year ended June 30, 2008, the Company issued an aggregate of $520,000 in unsecured promissory notes to related parties and no unsecured notes to third parties. In addition, the Company issued $1,110,000 in convertible debentures to related parties and third parties. In connection with the convertible debentures, the Company issued a total of 1,387,500 warrants to purchase common shares at an exercise price of $0.20, which exceeded the market price of the Company’s common stock. The warrants vest upon issuance of the debt and were valued using the Black-Scholes valuation model using the assumptions listed in Note 7 below. In connection with these warrants, the Company recorded a debt discount of $122,135, the full amount of which was amortized to interest expense during the year ended June 30, 2008.

Related party notes payable consist of the following at June 30, 2008 and 2007:

	2008	2007
10% unsecured convertible note payable to shareholder, issued August 12, 2005 and due August 31, 2008.	$13,131	$75,000
10% unsecured notes payable to prior officer, issued from May 12, 2005 through December 28, 2005, matured September 20, 2006.	--	31,000
10% unsecured notes payable to a company director; issued on Nov. 9, 2005 and due June 30, 2007.	150,000	150,000
10% unsecured notes payable to company controlled by company director; issued on January 30, 2006; matured November 30, 2007	--	50,000
10% unsecured convertible debenture payable to shareholder; issued Feb. 1, 2007 and due Jan. 31, 2010.	50,000	50,000
10% unsecured notes payable to a company director; issued on June 29, 2007 and due Nov. 30, 2007.	25,000	--
10% unsecured promissory notes payable to shareholder; issued between August 27, 2007 and October 9, 2007 with due dates from September 20, 2007 and November 9, 2007.	250,000	--
10% convertible debenture payable to director; issued December 28, 2007 and due December 28, 2010.	200,000	--
10% convertible debenture payable to director; issued December 28, 2007 and due December 28, 2010.	100,000	--
10% unsecured promissory note payable to officer / director; issued May 4, 2008 and due August 4, 2008.	35,000	--
10% unsecured promissory notes payable to officer and director; issued between May 16, 2008 and June 13, 2008 and due from Aug. 16, 2008 to Sept. 13, 2008.	185,000	--
10% unsecured promissory notes payable to shareholder; issued June 20, 2008 and due September 20, 2008.	50,000	--
Related party notes payable	1,058,131	356,000
Less: current portion	(708,131)	(306,000)
Long term portion	$350,000	$50,000

Annual maturities of related party debt are $708,131, $50,000, and $300,000 for the fiscal years ending June 30, 2009, 2010, and 2011, respectively. Total interest expense on related party notes payable was $163,491 and $257,228 for the years ended June 30, 2008 and 2007, respectively.

Notes payable to third parties consist of the following at June 30, 2008 and 2007:

9% mortgage secured by First Deed of Trust; issued October 19, 2006 due Oct. 16, 2021	$146,599	$151,865
12% secured notes payable; issued November 21, 2006 due May 21, 2007.	100,000	100,000
5% secured promissory note for accounting services, issued September 20, 2006 with no stated due date.	47,000	47,000
10% convertible debenture issued March 19, 2007 and due March 19, 2010.	25,000	25,000
10% convertible debenture issued March 8, 2007 and due March 8, 2010.	100,000	100,000
10% convertible debenture issued April 9, 2007 and due April 9, 2010.	25,000	25,000
Short-term promissory note having a capitalized finance charge of $733; matured January 25, 2008	--	12,587
10% convertible debenture issued June 25, 2007 and due June 25, 2010.	100,000	100,000
10% convertible debenture issued November 1, 2007 and due Nov. 1, 2010.	25,000	--
10% convertible debenture issued November 2, 2007 and due Nov. 2, 2010.	25,000	--
10% convertible debenture issued December 6, 2007 and due Dec. 6, 2010.	10,000	--
Total third party notes payable	603,599	561,452
Current portion and short-term	(153,260)	(165,353)
Long term portion	$450,339	$396,099

Annual maturities of third party notes are shown in the table, below:

Fiscal Year Ending	Amount of Maturities
June 30, 2009	$153,260
June 30, 2010	$256,260
June 30, 2011	$67,197
June 30, 2012	$8,277
June 30, 2013	$9,519
Beyond June 30, 2013	$109,086

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under a non-cancelable operating lease which requires initial base monthly rent of $16,345 and provides for fixed based rent escalations over the term of the lease which expires in June 2009. Future annual minimum rents under non-cancelable operating leases at June 30, 2008 are as follows:

	FY 2009	FY 2010	FY 2011	Total Due over next 3 Years
Office Facilities	$226,903	$8,500	$8,500	$243,903

Rent expense was $215,820 and $214,640 for the years ended June 30, 2008 and 2007, respectively.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. In connection with its office facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 7 – STOCKHOLDERS' DEFICIT

Preferred Stock

On January 24, 2006, the Company’s Board of Directors approved an increase in the authorized capital stock of the Company to 160,000,000 shares, of which 150,000,000 will be common stock, par value $0.001, and 10,000,000 will be preferred stock, par value $0.001. The authorized shares of Preferred Stock issued will be available for issuance for those purposes as the board of directors may deem advisable without further action by the stockholders, except as may be required by the Company’s Articles of Incorporation and applicable laws and regulations. At June 30, 2008 and 2007, the Company has no outstanding Preferred Stock.

Common Stock

During the year ended June 30, 2007, the Company issued an aggregate of 1,934,536 shares of common stock for services rendered with a fair value of $205,142.
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
During the year ended June 30, 2007, the Company issued an aggregate of 1,300,000 shares of common stock in respect of assets held for investment. This was comprised of an acquisition of a mobile van that was valued at $60,000 and as a component of the consideration for the acquisition of vacant land.
Finally, during the year ended June 30, 2007, there were various corrections made, which had a net impact of reducing total shares outstanding by 97,875.
During the year ended June 30, 2008, the Company entered into the following transactions involving the issuance of common stock:
The Company issued 500,000 shares for public relations services having a fair value of $55,000.
The Company issued 4,468,904 shares of common stock in connection with the conversion of debt and interest representing a fair value of $932,539.
Two of the Company’s investors exercised warrants for 875,000 shares of common stock for total proceeds to the Company of $175,000.
A current and a former employee converted deferred compensation in the amount of $285,667 for 1,904,667 shares of common stock.
In connection with default provisions of a loan agreement and the settlement of debt, the Company issued 395,044 shares of common stock.
During the year ended June 30, 2007, an investor executed a subscription agreement for 10,000,000 shares of common. The terms of the agreement provided that the investor could fund the investment at any time within one year from the date of execution. The investor failed to fund the subscription within the allotted period and forfeited the common shares. The Company is not pursuing the investor.

Warrants

For share awards granted April 1, 2006 and later, the associated expenses are amortized under the straight-line method as prescribed by SFAS 123(R).

Total estimated share-based compensation expense, related to all of our share-based awards, recognized for the year ended June 30, 2008 and 2007 was comprised of the following:

	2008	2007
Fair value of warrants issued for services	$391,801	$1,672,114
Fair value of warrants issued to employees	582,274	2,269,663
Share-based compensation expense before taxes	974,075	3,941,777
Related income tax benefits	--	--
Share-based compensation expense	$974,075	$3,941,777

Net share-based compensation expense per basic and diluted common share	$0.01	$0.07

Share-based compensation expense recognized under SFAS 123(R) for the year ended June 30, 2008 included $974,075 from the issuance of stock warrants. Since the Company had a net operating loss carry-forward as of June 30, 2008, it did not recognize excess tax benefits for the tax deductions related to share-based awards in the statement of operations. Additionally, no incremental tax benefits were recognized from stock warrants exercised in the year ended June 30, 2008 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of June 30, 2008, there is no unrecognized compensation costs related to non-vested awards.

The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have term of three to five years and vest over three years. At the present time, we intend to issue restricted common shares upon the exercise of stock warrants.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of warrants granted is equal to the full term of the warrant without considering historical employee termination rates and warrant exercising propensities. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the year ended June 30, 2008 and 2007, were as follows:
	2008	2007
Expected volatility	245% to 261%	235% to 309%
Average expected term in years	3.0	3.0
Risk-free interest rate	1.76% to 4.0%	4.606% to 5.0%
Expected dividend yield	0%	0%

A summary of outstanding warrants as of June 30, 2008 and 2007 along with an analysis of the changes for the two latest years is presented below.

	Number of Warrants with Post-Merger Conversion Applied	Weighted Average Exercise Price Per Share
Warrants outstanding, June 30, 2006	16,798,114	$0.27
Granted	24,215,376	0.37
Cancelled	(4,954,883)	0.35
Exercised	(1,004,437)	$0.16
Warrants outstanding, June 30, 2007	35,054,170	$0.33
Granted	8,580,940	0.34
Cancelled	(6,086,587)	0.29
Exercised	(1,319,444)	0.14
Warrants outstanding, June 30, 2008	36,229,079	$0.35

Warrants exercisable, June 30, 2007	30,648,180	$0.32
Warrants exercisable, June 30, 2008	27,849,932	$0.31

The following table summarizes information about warrants outstanding at June 30, 2008:

	Number of Warrants O/S	Number of Warrants Exercisable	Wtd. Avg. Remaining Contractual Life (Years)
$0.01-$0.10	13,030,002	12,705,002.9
$0.15-$0.35	5,924,562	2,697,227	4.22
$0.40-$0.60	16,399,031	11,572,219	6.63
$1.00-$1.50	875,484	875,484	1.98
TOTALS	36,229,079	27,849,932

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

NOTE 8 - INCOME TAXES

As of June 30, 2008, the Company had net operating loss carry-forwards of approximately $10,166,538 for federal and $8,102,350 for state income tax reporting purposes, which expire at various dates through 2027 and 2017, respectively. The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. No current provision for income taxes for the year ended June 30, 2007 is required, except for minimum state taxes, since the Company incurred taxable losses during such year. There was no provision for income taxes in fiscal 2008 or 2007.

NOTE 9 - SUBSEQUENT EVENTS

On July 10, 2008, the Company issued a 10% Convertible Debenture in the amount of $100,000 to a company controlled by a Director. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due July 10, 2011.

On July 14, 2008, the Company issued a 10% Convertible Debenture in the amount of $100,000 to a qualified investor. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due July 14, 2011.

On July 30, 2008, the Company issued a 10% Convertible Debenture in the amount of $100,000 to a company controlled by a Director. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due July 30, 2011.

On August 18, 2008, the Company issued a 10% Convertible Debenture in the amount of $100,000 to a qualified investor. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due August 18, 2011.

On August 27, 2008, the Company issued a 10% Convertible Debenture in the amount of $75,000 to a qualified investor. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due August 27, 2011.

SIGNATURES

In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of October, 2008.

Aperture Health, Inc.

By: /s/ Thomas Banks Thomas Banks Chief Executive Officer By: /s/ Francis X. Pisano Francis X. Pisano Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	DATE	SIGNATURE	DATE

/s/ Thomas Banks	October 13, 2008	/s/ Francis X. Pisano	October 13, 2008
Thomas Banks		Francis X. Pisano
Principal Executive Officer and Director		Principal Financial Officer and Director

/s/ Kenneth Westbrook	October 13, 2008	/s/ Edward J. “Rusty” Brown	October 13, 2008
Kenneth Westbrook		Edward J. “Rusty” Brown
Director, President		Director

/s/ Maurice J. DeWald	October 13, 2008	/s/ John M. Word	October 13, 2008
Maurice J. DeWald		John M. Word
Director		Director

/s/ Heidi A. Patterson	October 13, 2008	/s/ James Brakke	October 13, 2008
Heidi A. Patterson		James Brakke
Director		Director

APERTURE HEALTH, INC
FORM 10K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008
EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Fuel Corporation of America, flexSCAN, Inc. and FCA Acquisition Corp., dated as of July 15, 2005 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed on July 19, 2005)

3.1	Articles of Incorporation of flexSCAN, Inc. (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K, filed on May 23, 2005.)

3.2	Bylaws of the flexSCAN, Inc. (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K, filed on August 1, 2005)

3.3	Certificate of Amendment to the Articles of Incorporation of flexSCAN, Inc. (incorporated by reference to Exhibit A to the Registrant’s Form DEF 14-C, filed on February 2, 2006)

10.10	flexSCAN, Inc. 2005 Equity Compensation Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.11	Convertible Promissory Note of Fuel Corporation of America dated August 12, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.12	Common Stock Warrant of Fuel Corporation of America dated August 12, 2005 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.13
Lock-Up/Leak-Out and Registration Rights Agreement between Fuel Corporation of America and Tryant, LLC., dated August 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.14
Indemnity Agreement among Fuel Corporation of America, Tryant, LLC., and flexSCAN, Inc., dated as of August 12, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on August 18, 2005)

10.15	Amendment to the Convertible Promissory Note by and between flexSCAN, Inc. and Tryant, LLC., (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on November 22, 2005)

10.16
Amendment No. 2 to the Convertible Promissory Note by and between flexSCAN, Inc. and Tryant, LLC., dated November 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 29, 2006)

10.17	Amendment to Warrant dated March 23, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 29, 2006)

10.18
Amendment No. 3 to the Convertible Promissory Note by and between flexSCAN, Inc. and Tryant, LLC., dated April 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 4, 2006)

31.3	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. – Filed herewith

31.4	Certification of Principle Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. – Filed herewith

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – Filed herewith

32.4	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - Filed herewith