Form 10-Q
period 2008-09-30
Aperture Health, Inc.
filed 2008-11-19
CIK 216593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-09283

Aperture Health, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8085447
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

27201 Puerta Real, Suite 350
Mission Viejo, California	92691
(Address of principal executive offices)	(Zip Code)

(949) 609-1966
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-c of the Act).
Yes ☐ No ☒

As of September 30, 2008, there were outstanding 81,103,455 shares of the registrant’s common stock, $0.001 par value.

APERTURE HEALTH, INC.
SEPTEMBER 30, 2008

APERTURE HEALTH, INC.
BALANCE SHEETS

	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)
Assets
Current Assets
Cash	$13,825	$3,124
Accounts receivable	--	8,351
Prepaid expenses and other	13,000	--
Total current assets	26,825	11,475

Fixed assets, net	3,915	14,884
Other assets held for investment	251,358	251,358
Deposits, net	37,750	37,750

Total assets	$319,848	$315,467

Liabilities and Stockholder's Deficit
Current Liabilities
Accounts payable	$202,585	$166,963
Accrued expenses	333,834	291,039
Deferred compensation	397,584	278,153
Current portion of related party notes	585,000	708,131
Short term notes and current portion of long term notes	203,402	153,260
Deferred rent	23,433	31,244
Total current liabilities	1,745,838	1,628,790

Related party notes, net of current portion	650,000	350,000
Long term notes	648,684	450,339
Total long-term liabilities	1,298,684	800,339

Total liabilities	3,044,522	2,429,129

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	--	--
Common stock - $0.001 par value; 150,000,000 shares authorized;
81,061,723 and 80,861,723 shares issued and outstanding September 30, 2008 and June 30, 2008, respectively	81,062	80,862
Additional paid in capital	25,354,670	24,975,021
Accumulated deficit	(28,160,406)	(27,169,545)
Total stockholders' deficit	(2,724,674)	(2,113,662)

Total liabilities and stockholders' deficit	$319,848	$315,467

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2008	2007
Sales	$--	$--
Cost of sales	--	--
Gross profit	--	--

Selling, general and administrative	934,370	673,540

Loss from operations	(934,370)	(673,540)

Other income (expense)
Interest expense	(56,491)	(23,953)
Total other income (expense)	(56,491)	(23,953)

Loss before income taxes	(990,861)	(697,493)

Income tax expense	--	--

Net loss	$(990,861)	$(697,493)

Basic and diluted loss per share:
Loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	80,937,810	82,718,108

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance at June 30, 2008	80,861,723	$80,862	$24,975,021	$(27,169,545)	$(2,113,662)

Common shares issued for:
Debt and interest conversions	200,000	200	99,800		100,000
Estimated fair value of warrants:
Granted to employees	--	--	156,089		156,089
Issued for services	--	--	116,361		116,361
Debt discount adjustments	--	--	7,399		7,399
NET LOSS	--	--	--	(990,861)	(990,861)
Balance at September 30, 2008	81,061,723	$81,062	$25,354,670	$(28,160,406)	$(2,724,674)

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30
	2008	2007
Cash from operating activities
Net loss	$(990,861)	$(697,493)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	10,969	10,969
Amortization of debt discount	7,399	--
Estimated fair value of warrants issued for services	116,361	71,455
Estimated fair value of warrants issued to employees	156,089	130,708
Changes in operating assets and liabilities
Accounts receivable, net	8,351	--
Prepaid expenses and other assets	(13,000)	--
Accounts payable	35,622	25,553
Accrued expenses and deferred	154,415	92,300
Registration rights obligation	--	--
Net cash flows from operating activities	(514,655)	(366,508)

Cash from financing activities
Additional loan obligations	600,000	200,000
Repayment of notes and loans	(74,644)	(14,989)
Net cash flows from financing activities	525,356	185,011

Net change in cash for the quarter	10,701	(181,497)
Cash, beginning of quarter	3,124	181,879
Cash, end of quarter	$13,825	$382

Supplemental disclosures:
Cash paid for interest	$5,635	$3,571
Cash paid for income taxes	--	--
Non-cash investing and financing activities
Debt discount recorded for warrants	7,399	--
Conversion of debt and interest for equity	100,000	--

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC.
Notes to Financial Statements
(Unaudited)

NOTE 1 – MANAGEMENT REPRESENTATION

The financial statements included herein have been prepared by Aperture Health, Inc. (“Aperture Health”, or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2008 are not necessary indicative of the results that may be expected for the year ended June 30, 2009. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s Form 10K filed on October 14, 2008.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Since its original incorporation on February 13, 2001, Aperture Health formerly known as flexSCAN, Inc. has been principally devoted to research and development, software development, securing and protecting its intellectual property, and raising capital. From inception through June 30, 2008, Aperture Health has established its marketing strategy, developed its foundation technology, established a scalable infrastructure, defined its products and services, established its brand identity, and assembled its executive team. Aperture Health’s business model is designed to provide access to leading-edge medical technology and services to the largest number of individuals in a unique and unprecedented corporate benefit program known as wellness360. wellness360 is a health, wellness and lifestyle program enabling employers the ability to lower their cost of health insurance by: (i) working to improve the general health and wellness of their employees, and (ii) enjoying tangible economic rewards as a result of their employees participation in Aperture Health’s online diet, fitness, online medical records, health risk assessment and internet health, wellness and lifestyle online services.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $990,861 during the quarter ended September 30, 2008. Also, the Company has a cash balance of $13,825, a working capital deficit of $1,617,315 and a stockholders’ deficit of $1,719,013 at September 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at September 30, 2008 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Certain legal, tax and accounting services are provided by Hoffski and Pisano, a professional corporation. Francis X. Pisano is a partner in the firm and is both an officer and director in the Company. The firm prepares the Company’s tax forms and provides periodic reviews of the Company’s accounting controls and procedures. The firm charges the Company at standard and customary billing rates. Hoffski and Pisano charged the Company $650 and $10,500 during the quarters ended September 30, 2008 and 2007, respectively.

The Company also has received loans and notes from related parties, which are more fully described at Note 6 – Notes Payable, below.

NOTE 4 - FIXED ASSETS

Property and equipment consisted of the following at September 30, 2008 and June 30, 2007:

	September 30,	June 30,
	2008	2008
Furniture and fixtures	$59,317	$59,317
Computer hardware	100,402	100,402
Telephone system	11,549	11,549
Computer software	7,513	7,513
Total fixed assets	178,781	178,781
Accumulated depreciation	(174,866)	(163,897)
Total fixed assets, net	$3,915	$14,884

Depreciation of fixed assets was $10,969 and $42,630 the quarter ended September 30, 2008 and the fiscal year ended June 30, 2008.

NOTE 5 – OTHER ASSETS HELD FOR INVESTMENT

The other assets held for investment were $251,348 at September 30, 2008 and June 30, 2008. The asset value represents the cost of vacant land located in Apple Valley, CA. The Company has listed the land with a real estate broker in the Apple Valley area with a hope of divesting the asset during the current fiscal year.

NOTE 6 – NOTES PAYABLE

Unsecured Promissory Notes and Convertible Debentures

During the year ended June 30, 2008, the Company issued an aggregate of $520,000 in unsecured promissory notes to related parties and no unsecured notes to third parties. In addition, the Company issued $1,110,000 in convertible debentures to related parties and third parties. In connection with the convertible debentures, the Company issued a total of 1,387,500 warrants to purchase common shares at an exercise price of $0.20, which exceeded the market price of the Company’s common stock. The warrants vest upon issuance of the debt and were valued using the Black-Scholes valuation model using the assumptions listed in Note 7 below. In connection with these warrants, the Company recorded a debt discount of $122,135, the full amount of which was amortized to interest expense during the year ended June 30, 2008. Notes issued subsequent to fiscal year ended June 30, 2008 are outlined below:

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

On September 17, 2008, the Company issued a 10% Convertible Debenture in the amount of $25,000 to a qualified investor. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due September 17, 2011.

On September 22, 2008, the Company issued a 10% Convertible Debenture in the amount of $100,000 to a qualified investor. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due September 22, 2011.

Accrued Interest as of September 30, 2008 and June 30, 2008 was $175,070 and $131,613, respectively. Accrued interest expense for the three months ended September 30, 2008 and 2007 was $43,457 and $20,382, respectively.

The Company is in technical default in respect of several of its notes, which are issued for the benefit of six of its lenders, all of whom are individuals. The notes in default equal $635,000. The note holders are current or former related parties or affiliates and none of the note holders have made demands on the Company for repayment.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – STOCKHOLDERS' DEFICIT

Preferred Stock

On January 24, 2006, the Company’s Board of Directors approved an increase in the authorized capital stock of the Company to 160,000,000 shares, of which 150,000,000 will be common stock, par value $0.001, and 10,000,000 will be preferred stock, par value $0.001. The authorized shares of Preferred Stock issued will be available for issuance for those purposes as the board of directors may deem advisable without further action by the stockholders, except as may be required by the Company’s Articles of Incorporation and applicable laws and regulations. At September 30, 2008 and June 30, 2008, the Company had no outstanding Preferred Stock.

Common Stock

On August 26, 2008, the Company issued 200,000 shares of Common Stock pursuant to the terms of its Convertible Debenture program and as described in the Company’s private placement memorandum dated March 1, 2008. The Company received total proceeds of $100,000 from the conversion.

Warrants

For share awards granted April 1, 2006 and later, the associated expenses are amortized under the straight-line method as prescribed by SFAS 123r.  The Company grants employee warrants from authorized and un-issued shares of common stock. Employee warrants are granted by the Company subject to terms and conditions established by the Chief Executive Officer. Warrants generally have term of three to five years and vest over three years. At the present time, we intend to issue restricted common shares upon the exercise of stock warrants.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes” model) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of warrants granted is equal to the full term of the warrant without considering historical employee termination rates and warrant exercising propensities. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

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

The Company issued 5,190,008 warrants during the three months ended September 30, 2008. The activity is summarized in the table below:

	Shares	Price Range	Weighted Avg. Price
Outstanding June 30, 2008	36,229,079	n.a.	$0.35
Granted	5,190,008	$0.05 to $.50	$0.14
Exercised	--	--	--
Forfeited	--	--	--
Outstanding September 30, 2008	41,419,087	n.a.	$0.32

Total estimated share-based compensation expense, related to all of our share-based awards, recognized for the three months ended September 30, 2008 and 2007 was comprised of the following:

	2008	2007
Fair value of warrants issued for services	$116,361	$71,455
Fair value of warrants issued to employees	156,089	130,708
Share-based compensation expense before taxes	272,450	202,163
Related income tax benefits	--	--
Share-based compensation expense	$272,450	$202,163

Net share-based compensation expense per basic and diluted common share	$0.03	$0.02

NOTE 9 - INCOME TAXES

As of September 30, 2008, the Company had net operating loss carry-forwards of approximately $10,750,000 for federal and $8,700,000 for state income tax reporting purposes, which expire at various dates through 2028 and 2018, respectively. The utilization of the net operating loss carry forwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. No current provision for income taxes is required, except for minimum state taxes, since the Company has incurred taxable losses from inception.

NOTE 10 - SUBSEQUENT EVENTS

On October 3 2008, the Company issued a 10% Convertible Debenture in the amount of $100,000 to a qualified investor pursuant to an unregistered private placement dated March 1, 2008. The Debentures had attached warrants. Principal and unpaid interest will be due three years from the respective dates of issuance.

On October 21, 2008, the Company issued a 10% unsecured promissory note to a director in the amount of $25,000.

Between November 5 and November 10, 2008, the Company raised $50,000 in bridge financing from four of its board members. The promissory notes bear interest at 10% and are due upon the raising of a larger financing or December 15, 2008, whichever occurs earliest.

On November 4, 2008, the Company closed escrow on a refinancing transaction of a $100,000 second mortgage, secured by vacant land that is located in Apple Valley, CA and owned by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Sales

We had no revenues during our three months ended September 30, 2008 and 2007. Our focus was on member development and building upon our online services.

Selling, general and administrative expenses

Selling, general and administrative expenses, which include personnel costs for administration, information systems, and general management, as well as facility expenses, professional fees, legal expenses, and other administrative costs, increased to $934,370 during the three months ended September 30, 2008 from $673,540 for the same period in 2007. This increase of $260,830 is attributed to our increase in staffing, principally in the information technology area as well as an increase in the fair value of incentive warrants and warrants issued to employees and in exchange for services, which we note are non-cash expenses. For the three months ended September 30, 2008, derivative warrant were equal to $272,450 compared to $202,163 for the same period in 2007, representing an expense increase of $70,287 (35%). Disregarding warrant related expenses, there was an increase in selling, general and administrative expenses of $190,543 for the three months ended September 30, 2008 versus the prior year period.

The largest “increase” in selling, general and administrative expense was attributed to payroll expenses, as mentioned above. For the three months September 30, 2008, payroll expenses were $376,478 compared to $284,738 for the same period in the prior year representing an increase of $91,740 (32%). Secondly, rewards cash dollars equaled $34,723 in the current period versus zero for the three months ended September 30, 2007. Our members did not achieve enough activity in the prior year to justify cash rewards. Finally, consulting expenses increased from zero for the three months ended September 30, 2007 to $30,808 for the three months ended September 30, 2008. To a degree this is cosmetic, as we moved one of our employees from full-time status to part time consult status. More significantly, we engaged a professional consulting firm to provide advice and style sheets in connection with our initiatives to migrate our web experience to a Web 2.0 format.

Interest Expense

Interest expense for the three months ended September 30, 2008 and 2007 was $56,491 and $23,953, respectively. This represents an increase of $32,538 (36%), which is consistent with the substantial increase in our debt leverage that we incurred over the past year.

Net Loss

Net losses for the three months ended September 30, 2008 and 2007 were $990,861 and $697,494, respectively. The increase in net losses is due to the significant increases in SG&A and interest as discussed above.

Liquidity and Capital Resources

During the three months ended September 30, 2008, the Company issued an aggregate of $500,000 in unsecured debentures and promissory notes payable to officers, directors, and third parties. In addition, we raised $100,000 through the conversion of convertible debentures to common stock. The proceeds from these financing events were used for working capital purposes and retired $74,644 of notes and loans.

At September 30, 2008, the Company had total assets of $319,848 compared to total assets of $315,467 as of June 30, 2008, which represents an immaterial difference. Cash was $13,825 as of September 30, 2008 and $3,124 as of June 30, 2008, a minor increase of $10,701.

Accounts receivable was $8,351 at June 30, 2008 compared to a balance of zero September 30, 2008. The outstanding receivables at June 30, 2008 were paid-in-full.

Net fixed assets totaled $3,915 at September 30, 2008 and $14,487 at June 30, 2008. The decrease in net fixed assets is attributed to depreciation for the current three month period.

Total liabilities at September 30, 2008 were $3,044,522 compared to $2,429,129 at June 30, 2008, an increase of $615,393 (25%). Accounts payable and accrued expenses were $536,419 at September 30, 2008 and $458,002 as of June 30, 2008, reflecting an increase of $78,417 (17%). There were significant increases in the accruals for vendor items and accrued interest expense.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $990,861 during the three months ended September 30, 2008. Also, the Company has a working capital deficit of $1,718,013 and a stockholders’ deficit of $2,724,674 at September 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported herein. The most significant of these involve the use of estimates. In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management, such as:

●	Determining accruals and contingencies;

●	Valuing options and other equity instruments;

●	Reviewing the realization or disposition of deferred costs;

The Company uses what it believes are reasonable assumptions where applicable, established valuation techniques in making its estimates. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.   CONTROLS AND PROCEDURES
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

Aperture Health management recently assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of September 30, 2008, the company’s internal control over financial reporting is effective based on those criteria.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Note 6 – Notes Payable and Note 10 – Subsequent Events for a discussion of securities issued during the quarter ended September 30, 2008 and during the period from between the end of the quarter and the filing of this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As mentioned in Note 6 to the financial statements, above, the Company is in technical default in respect of several of its notes, which are issued for the benefit of six of its lenders, all of whom are individuals or entities controlled by related parties. The notes in default equal $635,000. The note holders are current or former related parties or affiliates and none of the note holders have made demands on the Company for repayment.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APERTURE HEALTH, INC.
(Registrant)

November 17, 2008	By:	/s/ Thomas Banks

Thomas Banks
Chairman of the Board and
Chief Executive Officer

November 17, 2008	By:	/s/ Francis X. Pisano

Francis X. Pisano
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350