Form 10-Q
period 2008-12-31
Aperture Health, Inc.
filed 2009-02-13
CIK 216593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2008
or

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
Yes ☐ No ☒

As of February 9, 2009, there were outstanding 81,161,723 shares of the registrant’s common stock, $0.001 par value.

APERTURE HEALTH, INC.
DECEMBER 31, 2008

APERTURE HEALTH, INC.
BALANCE SHEETS

	December 31, 2008 (Unaudited)	June 30, 2008
Assets
Current Assets
Cash	$5,329	$3,124
Accounts receivable	--	8,351

Total current assets	5,329	11,475

Fixed assets, net	--	14,884
Other assets held for investment	251,358	251,358
Deposits, net	--	37,750

Total assets	$256,687	$315,467

Liabilities and Stockholder's Deficit
Current Liabilities
Accounts payable	$201,063	$166,963
Accrued expenses	382,475	291,039
Deferred compensation	503,304	278,153
Current portion of related party notes	625,000	708,131
Short term notes and current portion of long term notes	103,547	153,260
Deferred rent	15,622	31,244
Total current liabilities	1,831,011	1,628,790

Related party notes, net of current portion	650,000	350,000
Long term notes	947,519	450,339
Total long-term liabilities	1,597,519	800,339

Total liabilities	3,428,530	2,429,129

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	--	--
Common stock - $0.001 par value; 150,000,000 shares authorized;
81,161,723 and 80,861,723 shares issued and outstanding December 31, 2008 and June 30, 2008, respectively	81,162	80,862
Additional paid in capital	25,564,138	24,975,021
Accumulated deficit	(28,817,143)	(27,169,545)
Total stockholders' deficit	(3,171,843)	(2,113,662)

Total liabilities and stockholders' deficit	$256,687	$315,467

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMER 31
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales	$--	$--	$--	$--
Selling general and administrative	595,305	734,524	1,529,674	1,407,624
Loss from operations	(595,305)	(734,524)	(1,529,674)	(1,407,624)
Other income (expense)
Interest expense	(64,430)	(169,593)	(120,922)	(193,546)
Other income	2,998	2,351	2,998	1,911

Loss before income taxes	(656,737)	(901,766)	(1,647,598)	(1,599,259)

Net loss	$(656,737)	(901,766)	$(1,647,598)	$(1,599,259)
Basic and diluted loss per share:
Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding:	81,122,592	82,870,282	81,036,723	82,794,195

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance at June 30, 2008	80,861,723	$80,862	$24,975,021	$(27,169,545)	$(2,113,662)

Common shares issued for:
Cash	100,000	100	9,900		10,000
Debt and interest conversions	200,000	200	99,800		100,000
Estimated fair value of warrants:
Granted to employees	--	--	295,309		295,309
Issued for services	--	--	172,727		172,727
Debt discount adjustments	--	--	11,381		11,381
NET LOSS	--	--	--	(1,647,598)	(1,647,598)
Balance at December 31, 2008	81,161,723	$81,162	$25,564,138	$(28,817,143)	$(3,171,843)

The accompanying notes are an integral part of these financial statements

APERTURE HEALTH, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31

	2008	2007
Cash from operating activities
Net loss	$(1,647,598)	$(1,599,259)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	14,883	21,887
Amortization of debt discount	11,381	122,135
Estimated fair value of warrants issued for services	172,727	156,957
Estimated fair value of warrants issued to employees	295,309	261,978
Changes in operating assets and liabilities
Accounts receivable, net	8,351	--
Prepaid expenses and other assets		--
Accounts payable	59,100	(8,601)
Accrued expenses and deferred	275,965	131,948
Rent Security Deposit	37,750	--
Net cash flows from operating activities	(772,131)	(912,955)

Cash from financing activities
Shares issued for Cash	10,000	--
Additional loan obligations	840,000	1,360,000
Repayment of notes and loans	(75,664)	(23,607)
Net cash flows from financing activities	774,336	1,336,393

Net change in cash for six months	2,205	423,438
Cash, beginning of six months	3,124	181,879
Cash, end of six months	$5,329	$605,317

Supplemental disclosures:
Cash paid for interest	$22,129	$28,068
Cash paid for income taxes	--	--
Non-cash investing and financing activities
Debt discount recorded for warrants	11,381	122,135
Conversion of debt and interest for equity	100,000	--

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

Operating results for the three and six months ended December 31, 2008 are not necessary indicative of the results that may be expected for the year ended June 30, 2009. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s Form 10K filed on October 14, 2008.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $656,737 during the quarter ended December 31, 2008. Also, the Company has a cash balance of $5,329, a working capital deficit of $1,825,682 and a stockholders’ deficit of $28,817,143 at December 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and related party notes payable. The carrying values for all such instruments, except the related party notes payable, approximate fair value at December 31, 2008 due to the short maturities of such financial instruments. The fair value of related party notes payable approximates their carrying value and was determined based on the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Certain legal, tax and accounting services are provided by Hoffski and Pisano, a professional corporation. Francis X. Pisano is a partner in the firm and is both an officer and director in the Company. The firm prepares the Company’s tax forms and provides periodic reviews of the Company’s accounting controls and procedures. The firm charges the Company at standard and customary billing rates. Hoffski and Pisano charged the Company $0 and $850 during the quarters ended December 31, 2008 and 2007, respectively.

The Company also has received loans and notes from related parties, which are more fully described at Note 6 – Notes Payable, below.

NOTE 4 - FIXED ASSETS

Property and equipment consisted of the following as of December 31, 2008 and June 30, 2008:

	December 31	June 30,
	2008	2008
Furniture and fixtures	$59,317	$59,317
Computer hardware	100,402	100,402
Telephone system	11,893	11,549
Computer software	7,513	7,513
Total fixed assets	179,125	178,781
Accumulated depreciation	(179,125)	(163,897)
Total fixed assets, net	$0	$14,884

Depreciation of fixed assets was $3,915 and $16,892 for the three months and six months ended December 31, 2008, respectively.  Depreciation of fixed assets was $10,966 and $21,537 for the three months and six months for ended June 30, 2008, respectively.

NOTE 5 – OTHER ASSETS HELD FOR INVESTMENT

The other assets held for investment were $251,348 as of  December 31, 2008 and June 30, 2008. The asset value represents the cost of vacant land located in Apple Valley, CA. The Company has listed the land with a real estate broker in the Apple Valley area with a hope of divesting the asset during the current fiscal year.

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

On October 03, 2008, the Company issued a 10% Convertible Debenture in the amount of $100,000 to a qualified investor. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due October 03, 2011.

On December 04, 2008, the Company issued a 10% Convertible Debenture in the amount of $100,000 to a qualified investor. The debenture was pursuant to an unregistered private placement dated March 1, 2008 and had attached warrants. Principal and unpaid interest is due December 04, 2011.

During the six months ended December 31, 2008, the Company issued an aggregate of $40,000 in unsecured promissory notes to related parties and to a third party.

Accrued interest payable as of December 31, 2008 and June 30, 2008 was $219,025 and $131,613, respectively. Accrued interest expense for the three months ended December 31, 2008 and 2007 was $43,955 and $20,382, respectively. Accrued interest expense for the six months ended December 31, 2008 and 2007 was $87,412 and $48,481, respectively.

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

NOTE 8 – STOCKHOLDERS' DEFICIT

Preferred Stock

On January 24, 2006, the Company’s Board of Directors approved an increase in the authorized capital stock of the Company to 160,000,000 shares, of which 150,000,000 will be common stock, par value $0.001, and 10,000,000 will be preferred stock, par value $0.001. The authorized shares of Preferred Stock issued will be available for issuance for those purposes as the board of directors may deem advisable without further action by the stockholders, except as may be required by the Company’s Articles of Incorporation and applicable laws and regulations. As of December 31, 2008 and June 30, 2008, the Company had no outstanding Preferred Stock.

Common Stock

On August 26, 2008, the Company issued 200,000 shares of Common Stock pursuant to the terms of its Convertible Debenture program and as described in the Company’s private placement memorandum dated March 1, 2008. The Company received total proceeds of $100,000 from the conversion.

On November 5, 2008, the Company issued 100,000 shares of Common Stock pursuant to the terms of a 10% unsecured promissory note to a Director in the amount of $10,000.

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

The Company issued 80,000 warrants during the three months ended December 31, 2008. The activity is summarized in the table below:

	Shares	Price Range	Weighted Avg. Price
Outstanding September 30, 2008	41,419,087	n.a.	$0.32
Granted	80,000	$.50	$.50
Exercised	--	--	--
Forfeited	--	--	--
Outstanding December 31, 2008	41,499,087	$.50	$0.32

Total estimated share-based compensation expense, related to all of our share-based awards, recognized for the three and six months ended December 31, 2008 and 2007 was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Fair value of warrants issued for services	$139,220	$47,394	$172,727	$132,896
Fair value of warrants issued to employees	56,366	164,782	295,309	296,052
Shared-based compensation expense before taxes	195,586	212,176	468,036	428,948
Related income tax benefits	--	--	--	--
Shared based compensation expense	$195,586	$212,176	$468,036	$428,948
Net shared-based compensation expense per basic and diluted common shares	$0.03	$0.02	$0.03	$0.02

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

NOTE 10 - SUBSEQUENT EVENTS

On January 09, 2009, the Company issued a 10% unsecured promissory note to a director in the amount of $5,000.  On January 12, 2009, the Company issued a 10% unsecured promissory note to a director in the amount of $5,000.  On January 16, 2009, the Company issued a 10% unsecured promissory note to a director in the amount of $5,000.  On January 20, 2009, the Company issued a 10% unsecured promissory note to a director in the amount of $3,260.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Sales

We had no revenues during our three months ended December 31, 2008 and 2007. Our focus was on member development and building upon our online services.

Selling, general and administrative expenses

Selling, general and administrative expenses, which include personnel costs for administration, information systems, and general management, as well as facility expenses, professional fees, legal expenses, and other administrative costs, decreased to $595,305 during the three months ended December 31, 2008 from $734,524 for the same period in 2007. This decrease of $139,219 is attributed to our decrease in interest expense, rent expense, professional fees as well as a decrease in the fair value of incentive warrants and warrants issued to employees and in exchange for services, which we note are non-cash expenses. For the three months ended December 31, 2008, derivative warrant were equal to $195,586 compared to $216,772 for the same period in 2007, representing an expense decrease of $21,186 (9%). Disregarding warrant related expenses, there was a decrease in selling, general and administrative expenses of $118,003 for the three months ended December 31, 2008 versus the prior year period.

The largest “decrease” in selling, general and administrative expense was attributed to interest expenses, as mentioned above. For the three months December 31, 2008, interest expenses were $64,430 compared to $169,593 for the same period in the prior year representing a decrease of $105,162 (62%). Secondly, rent expense equaled $12,838 in the current period versus $53,163 for the prior year representing a decrease of $40,325 (76%). Finally, professional expenses decreased from $55,981 for the three months ended December 31, 2007 to $17,124 for the three months ended December 31, 2008.

Interest Expense

Interest expense for the three months ended December 31, 2008 and 2007 was $64,430 and $169,593, respectively. This represents a decrease of $105,163 (62%), which is consistent with the substantial increase in our debt and interest conversions into Common Stock over the past year.

Net Loss

Net losses for the three months ended December 31, 2008 and 2007 were $656,737 and $901,766, respectively. The increase in net losses is due to the significant increases in SG&A and interest as discussed above.

Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

Sales

We had no revenues during our six months ended December 31, 2008 and 2007. Our focus was on member development and building upon our online services.

Selling, general and administrative expenses

Selling, general and administrative expenses, which include personnel costs for administration, information systems, and general management, as well as facility expenses, professional fees, legal expenses, and other administrative costs, increased to $1,529,674 during the six months ended December 31, 2008 from $1,407,624 for the same period in 2007. This increase of $122,050 is attributed to our increase in staffing, principally in the information technology area as well as an increase in the fair value of incentive warrants and warrants issued to employees and in exchange for services, which we note are non-cash expenses.    For the six months ended December 31, 2008, derivative warrant were equal to $468,036 compared to $428,948 for the same period in 2007, representing an expense increase of $39,088 (9%). Disregarding warrant related expenses, there was an increase in selling, general and administrative expenses of $82,962 for the six months ended December 31, 2008 versus the prior year period.

The largest “increase” in selling, general and administrative expense was attributed to payroll expenses, as mentioned above. For the six months December 31, 2008, payroll expenses were $658,161 compared to $581,579 for the same period in the prior year representing an increase of $76,582 (13%). The second largest increase was attributed to warrant related expenses, as mentioned above.  Finally, rewards cash dollars equaled $33,941 in the current period versus zero for the six months ended December 31, 2007. Our members did not achieve enough activity in the prior year to justify cash rewards.

Interest Expense

Interest expense for the six months ended December 31, 2008 and 2007 was $120,922 and $193,546, respectively. This represents a decrease of $72,624 (38%), which is consistent with the substantial increase in our debt and interest conversions into Common Stock over the past year.

Net Loss

Net losses for the six months ended December 31, 2008 and 2007 were $1,647,598 and $1,599,259, respectively. The increase in net losses is due to the significant increases in SG&A and interest as discussed above.

Liquidity and Capital Resources

During the six months ended December 31, 2008, the Company issued an aggregate of $840,000 in unsecured debentures and promissory notes payable to officers, directors, and third parties. The proceeds from these financing events were used for working capital purposes.

At December 31, 2008, the Company had total assets of $256,687 compared to total assets of $315,467 as of June 30, 2008, which represents an immaterial difference. Cash was $5,329 as of December 31, 2008 and $11,475 as of June 30, 2008, a minor decrease of $6,146.

Net fixed assets totaled zero at December 31, 2008 and $14,884 at June 30, 2008. The decrease in net fixed assets is primarily attributed to depreciation for the current six month period.

Total liabilities at December 31, 2008 were $3,428,530 compared to $2,429,129 at June 30, 2008, an increase of $999,401 (41%). Accounts payable and accrued expenses were $583,538 at December 31, 2008 and $458,002 as of June 30, 2008, reflecting an increase of $125,536 (27%). There were significant increases in the accruals for vendor items and accrued interest expense.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $656,737 and $1,647,598 during the three and six months ended December 31, 2008, respectively.   Also, the Company has a working capital deficit of $1,825,682 and a stockholders’ deficit of $28,817,143 at December 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management, such as:

•	Determining accruals and contingencies;

•	Valuing options and other equity instruments;

•	Reviewing the realization or disposition of deferred costs;

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

Aperture Health management recently assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended December 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Note 6 – Notes Payable and Note 10 – Subsequent Events for a discussion of securities issued during the quarter ended December 31, 2008 and during the period from between the end of the quarter and the filing of this report.

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

APERTURE HEALTH, INC.
(Registrant)

February 9, 2009	By:	/s/ Thomas Banks

Thomas Banks
Chairman of the Board and
Chief Executive Officer

February 9, 2009	By:	/s/ Francis X. Pisano

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